Form 10-K
period 1993-12-31
REEVES INDUSTRIES INC /DE/
filed 1994-03-31
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549

                              FORM 10-K
(Mark One)

  {X}       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1993

                                 OR

  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________ to _________

                    Commission file number 1-4148

                       REEVES INDUSTRIES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Delaware                     57-0735790
    -------------------------------   ----------------------
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)    Identification Number)


           Highway 29 South
         Post Office Box 1898
          Spartanburg, S. C.                   29304
- ----------------------------------------   ------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:  (803) 576-1210

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  x   No


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          x
                                                         ---

35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on March 31, 1994. As of March 31, 1994 there was no voting stock held by non-affiliates.


DOCUMENTS INCORPORATED BY REFERENCE:  None

                               PART I

ITEM 1.  BUSINESS

     Reeves Industries, Inc., incorporated in Delaware in
1982 ("Reeves" or "the Company"), a wholly-owned subsidiary of Hart Holding Company Incorporated ("Hart Holding"), is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers"). The Company was acquired by Hart Holding on May 6, 1986. Reeves is a diversified industrial company with operations in two principal business segments, industrial coated fabrics, conducted through its Industrial Coated Fabrics Group ("ICF"), and apparel textiles, conducted through its Apparel Textile Group ("ATG").

     Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into the Company with the Company surviving the merger. HHCI, Inc. was formed as a shell corporation (no operations). As a result of this merger, Hart Holding obtained ownership of 100% of the outstanding shares of the common stock of the Company. See Footnote 10, Stockholder's Equity, of the Notes to Consolidated Financial Statements of Reeves.


INDUSTRY SEGMENTS

     Reeves is a diversified industrial company with operations in two principal business segments, industrial coated fabrics, conducted through its Industrial Coated Fabrics Group, and apparel textiles, conducted through its Apparel Textile Group. In 1993,
ICF contributed approximately 49.6% of the Company's net sales and approximately 71.7% of its operating income, and ATG contributed approximately 50.4% of the Company's net sales and approximately 28.3% of its operating income (in each case, excluding corporate expenses, goodwill amortization and facility restructuring charges). Throughout its businesses, the Company emphasizes specialty products, product quality, technological innovation and rapid responses to the changing needs of its customers.

     ICF specializes in the coating of various substrate fabrics with a variety of products such as synthetic rubber, vinyl, neoprene, urethane and other elastomers, to produce a diverse line of products for industrial applications. ICF's principal products include:
(1) a complete line of printing blankets used in offset lithography,
(2) coated automotive airbag materials, (3) specialty coated fabrics and
(4) coated fabrics used in industrial coverings.

     The Company believes that ICF is one of the world's leading producers of offset printing blankets and that ICF has the leading share of the domestic market for coated automotive airbag materials.
The Company also believes that ICF is a leading domestic producer of specialty coated fabrics used for a broad range of industrial applications. ICF's products generally involve significant amounts of technological expertise and precise production tolerances. The Company believes that ICF's product development, formulation and production methods are among the most sophisticated in the coated fabrics industry.

     ATG manufactures, processes and sells specialty textile fabrics to apparel and other manufacturers. Through its Greige Goods Division, ATG processes raw materials into greige goods (i.e., undyed woven fabrics). Through its Finished Goods Division, ATG functions as a converter and commission finisher, purchasing greige goods (from the Greige Goods Division and others) and contracting to have the goods dyed and finished or dyeing and finishing the goods itself. The dyed and finished goods are then sold for use in a variety of end-products.

     The Company believes that ATG has developed strong positions in niche markets in the apparel textile industry by offering unique, custom-designed fabrics to leading apparel and specialty garment manufacturers. ATG emphasizes "short-run" product orders and targets market segments in which its manufacturing flexibility, rapid response time, superior service and quality and the ability to supply exclusive blends are key competitive factors.

     The Company's business strategy has focused on the sale of higher-margin niche products and the establishment of leading positions in its principal markets. The Company believes that this strategy, combined with its diverse product and customer base, the development of new products and substantial capital investment, has helped the Company increase its sales and profitability in spite of adverse economic conditions in its U.S. and European markets during 1990-1993.

     The following table shows the amount of total revenue contributed by product lines which accounted for 10% or more of the Company's consolidated revenues in any of the last three fiscal years (in thousands).

                                      Year Ended December 31,
                                   ----------------------------
                                     1991      1992      1993
                                   --------  --------  --------
Industrial Coated Fabrics Group:
  Specialty Materials              $ 55,581  $ 61,684  $ 78,151
  Graphic Arts                       65,683    64,892    62,584
                                   --------  --------  --------
                                   $121,264  $126,576  $140,735
                                   ========  ========  ========

Apparel Textile Group:
  Finished Goods and Dyeing
    and Finishing                  $ 74,893  $ 72,977  $ 77,416
  Greige Goods                       73,402    71,551    65,502
                                   --------  --------  --------
                                   $148,295  $144,528  $142,918
                                   ========  ========  ========

     Reeves does not hold any patents, trademarks, licenses and/or franchises the loss of which would have a material adverse affect on any of its industry segments.

     Additional information about industry segments of Reeves is contained in Footnote 14, Financial Information About Industry Segments, of the Notes to Consolidated Financial Statements of Reeves.


INDUSTRIAL COATED FABRICS GROUP

     The Industrial Coated Fabrics Group specializes in the coating of various substrate fabrics with a variety of products, such as synthetic rubber, vinyl, neoprene, urethane, and other elastomers, to produce a diverse line of products for industrial applications.

     ICF's products comprise four categories: (1) a complete line of printing blankets used in offset lithography, (2) coated automotive airbag materials, (3) specialty coated fabrics, including fluid control diaphragm materials, tank seals, ducting materials and coated fabric materials used for military and commercial life rafts and vests, aircraft escape slides, flexible fuel tanks and general aviation products, and (4) coated fabrics used in industrial coverings, including fabrics coated with rubber and vinyl which are used to make tarpaulins, loading dock shelters and other industrial products.

     ICF's products require significant amounts of technological expertise and the Company believes that ICF's product development, formulation and production methods are among the most sophisticated in the coated fabrics industry. Since 1990, ICF has been awarded six patents with respect to polyurethane coatings and has nine pending patent applications relating to printing blankets, airbag fabric and specialty coatings. Approximately eight other patent applications are in process.

     ICF generally manufactures specialty coated fabrics according to a production backlog. ICF's products, other than printing blankets and coated automotive airbag material, involve relatively short runs and custom manufacturing. Printing blankets are sold primarily to distributors and dealers. ICF's other products are sold directly to end users and fabricators by its direct sales force.

     Printing Blankets

     The Company believes that ICF is one of the world's leading producers of printing blankets used in offset lithography, the predominant printing process for the commercial, financial, publication and industrial printing markets.

     Offset printing blankets are used in the printing process to transfer a printed image from a metal printing plate onto paper or other printing material. ICF markets a complete line of conventional, compressible and sticky-back blankets under the VULCAN (registered trademark) name.
The Company's line includes the 714 (registered trademark), the first compressible printing blanket, the 2,000 (registered trademark) PLUS, an advanced general purpose blanket, the VISION SR (trademark), a premium blanket targeted at the sheet-fed market, and the MARATHON (registered trademark), a blanket targeted to the high-speed web press market. Each blanket in the product line is designed for a specific printing need and ICF sells an appropriate blanket for most types of commercial, financial, publication and industrial printing applications.

     The Company believes that ICF's blankets consistently offer high performance and quality. This performance is due to a number of proprietary features of the blankets, many of which are the subject of pending patent applications. Distinctive characteristics of ICF's blankets include unique printing surface compounds, improved composition and placement of compressible layers, surface buffing and water and solvent-resistant back plies.

     Purchasers of ICF's blankets include commercial, financial and industrial printers and publishers of newspapers and magazines. ICF's blankets are sold to over 10,000 U.S. printers and more than 15,000 foreign printers, in 64 countries worldwide.

     ICF has established a network of over 60 distributors and 125 dealers in the United States, Canada and Latin America to market its printing blankets. In addition, ICF is represented by a distributor in most of the other countries in which it does business. The Company's distributors typically purchase rolls of uncut blankets from ICF and then cut, finish and package the blankets prior to delivery to dealers or end-users. Internationally, ICF's relationships with distributors tend to be long-standing and exclusive, with most distributors dealing only in ICF's printing blankets and ICF selling only to such distributors in their respective territories. Domestic distributors tend to carry printing blankets from a number of manufacturers.
Dealers generally purchase finished blankets from distributors for resale. ICF services all of its customers, and its direct sales force actively markets and promotes ICF's printing blankets.

     Automotive Airbag Materials

     Reeves believes that ICF has the leading share of the domestic market for coated automotive airbag materials. ICF is a significant supplier of such material to TRW, Inc. ("TRW") and the Safety Restraints Division of Allied-Signal, Inc. ("Allied-Signal"). Allied-Signal supplies Morton International ("Morton") with airbag components. TRW and Morton are two of four major domestic manufacturers of airbag systems and, together with Allied-Signal, supply all of the domestic automobile manufacturers and many of the European and Japanese automobile manufacturers. The Company believes that TRW and Morton account for in excess of 50% of the worldwide market for airbag systems.

     National Highway Traffic Safety Administration regulations currently mandate the use of both driver-side and passenger-side airbags for all 1998 model year passenger cars and 1999 model year light trucks, vans and multipurpose vehicles ("LTVs"). A phase-in schedule establishes that at least 95% of a manufacturer's passenger cars built on or after September 1, 1996 for sale in the United States, must be equipped with an airbag at the driver's and the right front passenger's seating positions. All LTVs built after September 1, 1997, must have some form of automatic occupant protection, and at least 80% must have either driver-side or driver-side and passenger-side airbags.

     Due to market demand for airbag-equipped vehicles, automobile manufacturers have been installing airbags (primarily driver-side) more extensively than required by the foregoing regulations. The Company expects sales of airbag systems and coated airbag fabric to increase substantially in future years and believes that ICF is well-positioned to benefit from such growth.

     Following the lead of the U.S. automobile manufacturers, European and Asian automobile manufacturers have begun installation of automobile airbags. No legislation or regulation presently requires the installation of airbags outside of the United States market. Reeves' Italian subsidiary, Reeves S.p.A., has sufficient capacity for production of coated airbag material if demand develops outside of the United States for such products.

     Company participation in the airbag market to date has been through the use of coated airbag fabric in driver-side applications where coated airbag fabric offers certain advantages such as greater thermal insulation to withstand the rapid inflation of the airbag by means of hot gases and impermeability to prevent the escape of gases. Side-impact airbags (presently offered on certain models of Volvo and Mercedes Benz) are expected to use coated airbag fabric.

     Most passenger-side airbags are currently designed to use uncoated fabrics. Passenger-side airbags deploy more slowly than driver-side airbags. Consequently, they can be manufactured at a lower cost using uncoated fabric. The Company does not presently produce an uncoated airbag fabric. Although there can be no assurance that it will be able to do so, the Company plans to participate in the growth of passenger-side applications through an expansion program capitalizing on its textile expertise and research and development efforts. As part of this program, the Company is constructing an approximately 100,000 square foot facility in Spartanburg, South Carolina for weaving both coated and uncoated airbag fabric. The facility is expected to be operational by the end of 1994.

     Through its research and development activities, the Company is continuously working to develop new proprietary fabric technologies and procedures for the next generation of driver-side and passenger-side airbags. Airbag fabrics must meet rigorous specifications, testing and certification requirements and airbag fabric contracts tend to be awarded several years in advance. These factors may deter the entry of other manufacturers into this business.

     Specialty Coated Fabrics

     The Company believes that ICF is a leading domestic producer of specialty coated fabrics used for a broad range of industrial applications. ICF's specialty coated fabrics business is largely customer or "job shop" oriented. In 1993, more than 90% of ICF's sales of specialty coated fabrics were derived from fabrics manufactured to meet particular customer's specifications.

     Specialty coated fabrics generally consist of a fabric base, or substrate layer, and an elastomer coating (i.e., coating consisting of an elastic substance, such as rubber) which is applied to the fabric base. The Company believes that ICF's line of elastomer-fabric combinations is the most comprehensive in the industry, enabling it to design products to satisfy its customers' needs. Fabric bases used in ICF's specialty coated fabrics include polyester, nylon, cotton, fiberglass and silk.
ICF's elastomers include natural rubber, nitrile, THIOKOL (registered trademark), NEOPRENE (registered trademark), silicone, HYPALON (registered trademark), VITON (registered trademark) and polyurethane.

     ICF sells its specialty coated fabrics under the registered trademark REEVECOTE (registered trademark). The Company believes that ICF has established a reputation for quality and product innovation in specialty coated fabrics by virtue of ICF's technological capability, advanced plant and equipment, research and development facilities and specialized chemists and engineers.

     ICF's specialty coated fabrics are separated into five product lines:

     General purpose goods. This product line includes air cells, tank seals, gaskets, compressor valves, aerosol seals and washers and coated fabrics used by other manufacturers in the production of insulation materials, soundproofing and inflatable "lifting bags" used to jack up automobiles or trucks.

     Gas meter diaphragms. ICF manufactures a line of rubber diaphragm material for use in gas meters which are the primary mechanisms in gas meters for controlling gas flow. ICF's products are sold to most of the major manufacturers of gas meters.

     Synthetic diaphragms. The Company's synthetic diaphragms are used in carburetors, controls, meters, compressors, fuel pumps and other applications.

     Specialty products. ICF manufactures a large number of miscellaneous specialty coated products, including v-cups for oil rig drills, expansion joints and urethane specialty items, such as fuel containers, commercial diaphragms and desiccant bags.

     Military, marine and aerospace products. ICF produces coated fabrics used in truck and equipment covers, waterproof duffel bags, pneumatic air mattresses, collapsible tanks for fuel and water storage, temporary shelters, rafts, inflatable boats, various types of safety devices, pneumatic and electrical plane de-icers, specialty molded aircraft parts, aerospace fuel cells, aircraft evacuation slides, helicopter floats, surveillance balloons and miscellaneous items.
A portion of ICF's work in this area is performed as a subcontractor on United States government contracts.

     ICF's direct sales force sells primarily to fabricators who use ICF's specialty coated fabrics in products sold to end-users.

     Industrial Coverings Fabrics

     ICF sells coated fabrics to customers that produce a wide variety of industrial coverings, including truck tarpaulins, trailer covers, cargo covers, agricultural covers, hangar curtains, industrial curtains, boat covers, athletic field covers, temporary shelters, semi-bulk containers and specialized flotation devices used for the containment of oil spills and other environmental pollutants. ICF's industrial coverings fabrics are produced by the same methods as its specialty coated fabrics and are sold under the COVERLIGHT registered trademark.

     The industrial coverings fabrics business also includes coated fabric for loading dock shelters, which are pads or bumpers placed around the exterior of a loading dock door for weathersealing. ICF sells to manufacturers of loading dock shelter systems and believes it is the leading supplier of loading dock shelter material produced with rubber and other special elastomers.

     ICF's sales force sells primarily to fabricators of industrial coverings who in turn sell to end-users. Sales personnel concentrate on the largest producers of industrial coverings and loading dock shelter systems in the United States.

     Principal Customers

     ICF did not have a customer accounting for more than 10% of consolidated Reeves' sales during the years 1991, 1992 or 1993.

     Competition

     ICF's competitive environment varies by product line.
For graphic arts products, the Company's principal competitors are Day International and W. R. Grace. To a lesser extent, the Company also competes with a number of other firms, including
David M, Kinyo, Zippy, Sumitomo, DYC and Meiji. The specialty materials product line, except for airbag materials, competes in a number of highly fragmented market segments where competition varies by product. In the United States, competition comes from Chemprene, Archer Rubber, Seaman Corp., Cooley, Fairprene and selected foreign suppliers.
Airbag products compete against those of Milliken and Highland Industries as well as several other small manufacturers. Quality, compliance with exacting product specifications, delivery terms and price are important factors in competing effectively in ICF's markets.


APPAREL TEXTILE GROUP

     The Apparel Textile Group consists of two divisions, Greige Goods and Finished Goods. ATG concentrates on segments of the market where its manufacturing flexibility, rapid response time, superior service, quality and the ability to supply customers with exclusive blends are key competitive factors.

     ATG's Greige Goods Division processes raw materials into undyed woven fabrics known as greige goods. The Greige Goods Division manufactures greige goods of synthetic fibers, wool, silk, flax and various combinations of these fibers. Products of the Greige Goods Division are primarily utilized for apparel and the Greige Goods Division's most significant customers are outside converters and, to a lesser extent, ATG's Finished Goods Division.

     The Company believes that the Greige Goods Division is distinguished from its competitors by its ability to efficiently manufacture small yardage runs, its rapid response time, the high quality of its products and its ability to produce samples rapidly on demand. ATG's greige goods plants engage principally in short production runs producing specialty fabrics requiring a variety of blends and textures. Fabrics are produced by the Greige Goods Division according to an order backlog and are typically "sold ahead" three to four months in advance. Most of the Greige Goods Division's sales are sold under firm contracts. In comparison to manufacturers of large volume commodity fabrics such as print cloth, corduroy and denim, the Greige Goods Division has been less adversely affected in recent years by foreign imports because of its position as a small quantity, specialty fabric producer.

     ATG's Finished Goods Division functions as a converter and commission finisher. The Finished Goods Division purchases greige goods from the Greige Goods Division and other greige suppliers and either contracts to have such goods converted into finished fabrics of varying weights, colors, designs and finishes or converts them itself. The dyed and finished fabrics are used in various end-products and sold primarily to apparel manufacturers in the women's wear, rainwear/outerwear, men's/boys' wear and career apparel markets.

     The Company believes that ATG's Finished Goods Division is one of the most flexible operations of its kind in the United States due to the variety of products it can finish and the broad range of dyeing processes and finishes it is able to offer. The Finished Goods Division focuses on high value-added fabrics with unique colors and specialty finishes. The Finished Goods Division's fabrics are currently being used by a number of the leading men's and women's sportswear manufacturers and its dyeing and finishing services are sold to major domestic converters.

     A wide variety of fabrics can be woven at the Greige Goods Division's two weaving plants. The dyeing and finishing plant of the Finished Goods Division is equipped to do a variety of piece dyeing, as well as to provide specialty finishings. This manufacturing flexibility increases ATG's ability to respond rapidly to changes in market demand.

     Substantially all of the Apparel Textile Group's products are sold directly to customers through its own sales force. The balance is sold through brokers and agents.

     Principal Customers

     ATG markets its fabrics to a wide range of customers including H.I.S., the THOMPSON (registered trademark) men's pants division of Salant Corporation, Eddie Haggar Ltd. and V.F. Corporation. ATG also markets its fabrics to major retailers, including J.C. Penney, which specify the Company's fabrics. ATG is a direct supplier of rainwear fabric to Londontown Corporation, the maker of LONDON FOG (registered trademark), and also markets its fabrics to specialty catalogue houses such as Patagonia, L.L. Bean and Eddie Bauer.

     ATG did not have a customer accounting for more than 10% of consolidated Reeves sales during the years 1991, 1992 or 1993.

     Competition

     The textile industry is highly competitive. While there are a number of integrated textile companies, many larger than ATG, no single company dominates the United States market. Competition from imported fabrics and garments continues to be a significant factor adversely affecting much of the domestic textile industry. Because of the nature of ATG's markets, the Company believes it is less susceptible to foreign imports than the industry as a whole and is more insulated from the risk of foreign imports than high-volume commodity producers. The most important factors in competing effectively in ATG's product markets are service, price, quality, styling, texture, pattern design and color. ATG seeks to maintain its market position in the industry through a high degree of manufacturing flexibility, product quality and competitive pricing policies.

     The Greige Goods Division distinguishes itself from its competitors by its ability to manufacture runs as small as 40,000 square yards, its rapid response time and the high quality of the products manufactured. The Greige Goods Division has extensive proprietary technical knowledge in the structure of its spinning and weaving operations, which the Company believes represents a significant competitive advantage.

     The Finished Goods Division is capable of finishing a wide variety of products and offers a broad range of dyeing processes and finishes. This manufacturing flexibility increases the Finished Goods Division's ability to respond rapidly to changes in market demand, which the Company believes enhances its competitive position.


RAW MATERIALS, MANUFACTURERS AND SUPPLIERS

     The principal raw materials used by ICF include polymeric resins, natural and synthetic elastomers, organic and inorganic pigments, aromatic and aliphatic solvents, polyurethanes, polyaramids and calendered fabrics. ATG principally utilizes wool, flax, specialty yarn, man-made fibers, including acrylics, polyesters, acetates, rayon and nylon and a wide variety of dyes and chemicals. Such raw materials are largely purchased in domestic markets and are available from a variety of sources. The Company is not presently experiencing any difficulty in obtaining raw materials. However, the Company has from time to time experienced difficulty in obtaining the substrate fabric that it uses to produce coated automotive airbag materials. The Company anticipates that the completion of its new weaving facility in Spartanburg, South Carolina may reduce the risk of such supply shortages. Airbag fabric produced by the new facility will be subject to rigorous testing and certification before it will be available for production.


FOREIGN OPERATIONS

     All of Reeves' foreign operations are conducted through Reeves S.p.A., a wholly-owned subsidiary located in Lodi Vecchio, Italy. Reeves S.p.A. forms a part of Reeves' ICF Group. The financial data of Reeves S.p.A. is as follows (in thousands):

                                     1991      1992      1993
                                   --------  --------  --------
     Sales                         $ 35,437  $ 38,444  $ 36,932

     Net income                       6,808     9,165     7,446

     Assets                          33,011    31,608    33,092

     The financial results of Reeves S.p.A. do not include any allocations of corporate expenses or consolidated interest expense.


BACKLOG

     The following is a comparison of open order backlogs at December 31 of each year presented (in thousands):

                                     1991      1992      1993
                                   --------  --------  --------
   Industrial Coated Fabrics
    Group                          $ 16,942  $ 16,824  $ 17,072
   Apparel Textile Group             47,129    32,994    39,390
                                   --------  --------  --------
     Totals                        $ 64,071  $ 49,818  $ 56,462
                                   ========  ========  ========

     The increase in ICF's backlog from 1992 to 1993 is due to growth in the coated automotive airbag materials business. The decrease in the Apparel Textile Group backlog from 1991 to 1992 was the result of a decrease in government business and reduced orders due to market uncertainty. The increase in the ATG backlog from 1992 to 1993 is due to the addition of several new customers in the Finished Goods Division.

     The December 31, 1993 backlogs for the Industrial Coated Fabrics Group and the Apparel Textile Group are reasonably expected to be filled in 1994. Under certain circumstances, orders may be canceled at the Company's discretion prior to the commencement of manufacturing. Any significant decrease in backlog resulting from lost customers could adversely affect future operations if these customers are not replaced in a timely manner.


ENVIRONMENTAL MATTERS

     The Company is subject to a number of federal, state and local laws and regulations pertaining to air emissions, water discharges, waste handling and disposal, workplace exposure and release of chemicals. During 1993, expenditures in connection with the Company's compliance with federal, state and local environmental laws and regulations did not have a material adverse effect on its earnings, capital expenditures or competitive position. Although the Company cannot predict what laws, regulations and policies may be adopted in the future, based on current regulatory standards, the Company does not expect such expenditures to have a material adverse effect on its operations.


EMPLOYEES

     On February 1, 1994, the Company employed approximately 2,289 people, of whom 1,855 were in production, 183 were in general and administrative functions, 52 were in sales and 199 were at Reeves S.p.A. At such date, ICF had approximately 639 employees and ATG had approximately 1,398 employees, with the remainder of the Company's employees in general and administrative positions.


ITEM 2.  PROPERTIES

     The Company's principal facilities, their primary functions and their locations as of March 31, 1994 are as follows:

                                                 Size (Sq. Ft.)
                                                 ---------------
Location                 Function                Owned    Leased

Manufacturing Facilities

 Industrial Coated Fabrics Group
   Rutherfordton, NC    Specialty Materials     215,000
   Spartanburg, SC      Graphic Arts            308,364
   Lodi Vecchio, Italy  Graphic Arts and
                          Specialty Materials   160,000    4,900
                                              ---------  -------
         Subtotal                               683,364    4,900
                                              ---------  -------
 Apparel Textile Group
   Woodruff, SC         Greige Goods            368,587
   Chesnee, SC          Greige Goods            303,100
   Bessemer City, NC    Greige Goods            218,992
   Bishopville, SC      Finished Goods          226,684    2,400
   Bishopville, SC      Warehouse                         72,650
                                              ---------  -------
         Subtotal                             1,117,363   75,050
                                              ---------  -------
     Total Manufacturing Facilities           1,800,727   79,950
                                              ---------  -------

Non-Manufacturing Facilities

  New York, NY          Administrative & Sales            12,000
  Spartanburg, SC       Administrative & Sales   43,000
  Darien, CT            Administrative                     6,800
                                              ---------  -------
     Total Non-Manufacturing Facilities          43,000   18,800
                                              ---------  -------
TOTAL                                         1,843,727   98,750
                                              =========  =======

     The Company is a party to leases with terms ranging from month-to-month to fifteen years, with rental expense aggregating $1.5 million for the twelve months ended December 31, 1993. The Company believes that all of its facilities are suitable and adequate for the current conduct of its operations.


ITEM 3.  LEGAL PROCEEDINGS

     The Company believes that there are no legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party. Management is of the opinion that the ultimate outcome of existing legal proceedings would not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 8, 1993, James W. Hart was re-elected as a director of Reeves.



                               PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     At March 31, 1994, 100% or 35,021,666 shares of Reeves'
Common Stock was held by Hart Holding. There is no established public trading market for the Common Stock.

     Reeves' debt instruments restrict Reeves from declaring or paying any dividends or making any distributions in respect of its capital stock (other than dividends payable solely in shares of common stock), except under certain conditions as defined therein. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, and Footnote 7, Long-Term Debt, of the Notes to Consolidated Financial Statements of Reeves.


ITEM 6.  SELECTED FINANCIAL DATA

     The historical operations and balance sheet data included in the selected financial data set forth below are derived from the consolidated financial statements of Reeves (in thousands except per share data and ratios).

                                          December 31,
                       ------------------------------------------------
                         1989      1990      1991      1992      1993
                         ----      ----      ----      ----      ----
Statement of
Operations Data (1):

Net sales
 Industrial Coated
  Fabrics Group        $114,313  $119,749  $121,264  $126,576  $140,735
 Apparel Textile
  Group                 143,035   138,110   148,295   144,528   142,918
                       --------  --------  --------  --------  --------
   Total net sales     $257,348  $257,859  $269,559  $271,104  $283,653
                       ========  ========  ========  ========  ========

Operating income
 Industrial Coated
  Fabrics Group        $ 24,715  $ 23,250  $ 23,940  $ 24,732  $ 29,287
 Apparel Textile Group   11,513    10,059    10,121    10,693    11,583
 Corporate expenses      (5,278)   (7,503)   (7,278)   (8,318)  (10,433)
 Goodwill amortization   (1,140)   (1,140)   (1,157)   (1,340)   (1,340)
 Facility restructuring
  charges                                                        (1,003)
                       --------  --------  --------  --------  --------
   Total operating
    income             $ 29,810  $ 24,666  $ 25,626  $ 25,767  $ 28,094
                       ========  ========  ========  ========  ========

Income from
 continuing
 operations            $  6,100  $  5,757  $  4,544  $  5,976  $  7,857
                       ========  ========  ========  ========  ========
Interest expense
 and amortization
 of financing
 costs and debt
 discount              $ 22,590  $ 19,935  $ 21,777  $ 17,633  $ 16,394
                       ========  ========  ========  ========  ========
Income from
 continuing
 operations
 per share               $  .32    $  .30    $  .23    $  .16    $  .22

Supplemental
 earnings per
 share data -
 income from
 continuing
 operations (2)             .17       .16       .12

Ratio of
 earnings to
 fixed charges (3)         1.6x      1.3x      1.2x      1.5x      1.7x
                           ====      ====      ====      ====      ====

Earnings (loss)
 per common share

 Primary and
  Fully Diluted:
   Income from
    continuing
    operations           $  .32    $  .30    $  .23    $  .16    $  .22
   Income (loss)
    before
    extraordinary
    item                   1.19     (1.78)      .39       .16       .22
   Dividends paid
   Net income (loss)       1.09     (1.78)      .39       .08       .22

Weighted average
 number of shares
  Primary                17,471    17,938    18,118    36,724    34,978
  Fully diluted          17,500    17,883    18,118    36,724    34,978


Operating Data:

Depreciation
 and goodwill
 amortization
 expense               $  6,230  $  6,637  $  7,108  $  8,116  $  8,544
Capital
 expenditures             6,718     7,007    11,015    15,788    16,506


Balance Sheet
 Data:

Total assets (4)        $246,910  $228,256  $214,987  $192,931 $203,025

Long-term debt
 (including
  current
  portion)               149,863   148,837   148,960   132,576  132,677

Stockholder's
 equity (5)               40,890    13,195    20,477    15,565   21,411



Footnotes to Statement of Operations and Balance Sheet Data:

(1) The fiscal year ended December 31, 1989 has been restated to reflect the exclusion of the discontinued operations of the ARA Automotive Group. See Footnote 3, Discontinued Operations and Facility Restructuring Charges, of the Notes to Consolidated Financial Statements of Reeves.

(2) Effective December 31, 1991, Reeves' Board of Directors approved the exchange of all of its outstanding Series I Preferred Stock, $1.00 par value, valued in the aggregate at $9,410,000, for 18,820,000 shares of Reeves' Common Stock, $.01 par value, valued at $.50 per share. The supplemental earnings per share data is presented for each period as if the exchange occurred on January 1, 1989.

(3) For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, plus fixed charges. Fixed charges consist of interest on all indebtedness, which includes amortization of financing costs and debt discounts, and one-third of all rentals, which is considered representative of the interest portion included therein, after adjustments for amounts related to discontinued operations.

(4) Total assets include the assets of discontinued operations prior to disposal. In 1990, Reeves discontinued the operations of Reeves' ARA Automotive Group.

(5) The decline in stockholder's equity from 1989 to 1990 includes the recognition of a net loss of $34,594,000 from the disposal of the remaining operations of Reeves' ARA Automotive Group. The decline in stockholder's equity from 1991 to 1992 primarily reflects translation adjustments of $6,626,000 caused by foreign currency fluctuations.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (1991-1993)

     SALES

     Consolidated sales increased from $269.6 million in 1991 to $283.7 million in 1993 (5.2%) due to increased sales of the Industrial Coated Fabrics Group (16.0%) related primarily to growth in coated automotive airbag materials, partially offset by a decline in sales of the Apparel Textile Group (3.6%) due to a shift to basic, lower margin products, price competition, adverse recessionary influences affecting domestic textile markets and the cessation of ATG's weaving operations at its Woodruff, South Carolina facility in 1993.

     Industrial Coated Fabrics Group. ICF's sales were $121.3 million, $126.6 million and $140.7 million in 1991, 1992 and 1993, respectively. The 16.0% increase during the period was due to increased sales of specialty coated fabrics, primarily coated automotive airbag materials, partially offset by a decline in offset printing blanket volume. The increase in coated automotive airbag materials sales was due to an increase in unit volume caused by the increased use of driver-side airbags primarily in cars manufactured in the United States. The decline in domestic printing blanket sales was primarily due to reduced demand as a result of the slowdown in the printing industry. Sales of Reeves Brothers' Italian subsidiary ("Reeves S.p.A.") fluctuated during the period primarily due to movements in foreign currency exchange rates.

     Apparel Textile Group. ATG's sales were $148.3 million, $144.5 million and $142.9 million in 1991, 1992 and 1993, respectively. The 2.6% sales decline in 1992 as compared to 1991 was evenly distributed between ATG's greige and finishing divisions. The decline in each division was primarily due to unusually strong sales in 1991 to the U.S. military as a result of Operation Desert Storm and, to a lesser extent, the economic recession in the United States in 1992. ATG's products experienced both a decline in unit volume as well as a shift to more basic, lower margin products in 1992 as compared to 1991. The 1.1% decline experienced in 1993 as compared to 1992 resulted from a decrease in greige goods sales as a result of the cessation of weaving operations at the Woodruff, South Carolina facility due to declining sales to the U.S. military, offset partially by the increased sales of finished goods due to greater demand for higher quality and more varied product offerings and styles.

     OPERATING INCOME

     Consolidated operating income was $25.6 million, $25.8 million and $28.1 million in 1991, 1992 and 1993, respectively. The 9.8% increase between 1991 and 1993 resulted primarily from increased profits contributed by ICF's specialty materials products (predominantly coated automotive airbag materials) and to a lesser extent, increased profits contributed by ATG (in spite of reduced sales volume) as a result of cost reductions and productivity gains achieved during the period related to its capital investment program. The operating income increase experienced during the period was partially offset by increased corporate expenses and, in 1993, by facility restructuring charges of $1.0 million. Operating income, as a percentage of sales, increased from 9.5% in 1991 and 1992 to 9.9% in 1993.

     Industrial Coated Fabrics Group. ICF's operating income was $23.9 million, $24.7 million and $29.3 million in 1991, 1992 and 1993, respectively, and represented 19.7%, 19.5% and 20.8% of ICF's sales in such years.  Operating income growth in 1992 as compared to 1991 was due primarily to increased sales of coated automotive airbag materials and, to a lesser extent, the elimination of certain lower-margin specialty coated fabric products. The 18.6% increase in operating income in 1993 as compared to 1992 was primarily due to the benefits of economies of scale realized in connection with
increased sales of coated automotive airbag materials.   Operating
income from printing blankets declined in 1992 and 1993 reflecting the worldwide slowdown in the printing industry partially offset by efficiencies experienced by Reeves S.p.A. primarily related to increased material yields.

     Apparel Textile Group. ATG's operating income was $10.1 million, $10.7 million and $11.6 million in 1991, 1992 and 1993, respectively, and represented 6.8%, 7.4% and 8.1% of ATG's sales in such years.
The operating income and margin improvement experienced during the period was achieved in spite of an overall 3.6% sales decline reflecting the benefits of cost reductions and productivity improvements realized from ATG's capacity modernization program initiated at its Chesnee and Bishopville, South Carolina facilities.

     Corporate Expenses. Corporate expenses were $7.3 million, $8.3 million and $10.4 million in 1991, 1992 and 1993, respectively, and represented 2.7%, 3.1% and 3.7% of consolidated sales in such years. The increase in corporate expenses during the period related primarily to increased staffing and compensation expense necessary to support corporate development activities. In 1993, corporate expenses included a provision for costs related to the Company's discontinued
Buena Vista, Virginia facility of $.5 million.

     Goodwill Amortization and Facility Restructuring Charges. The Company recorded provisions for goodwill amortization of $1.2 million in 1991 and $1.3 million in 1992 and 1993. In 1993, Reeves also recorded facility restructuring charges of $1.0 million. The one-time charges related primarily to the cessation of weaving activities at the Company's Woodruff, South Carolina facility due to declining sales to the U.S. military, the conversion of that facility into a captive yarn mill and consolidation of weaving capacity at ATG's remaining facilities.

     INTEREST EXPENSE, NET

     Interest expense, net consists of consolidated interest expense plus amortization of financing costs and debt discounts less interest income on investments. Interest expense, net was $20.7 million, $17.2 million and $16.2 million in 1991, 1992 and 1993, respectively. Included in such net amounts are provisions for the amortization of financing costs and debt discounts totaling $1.3 million, $1.0 million and $.7 million in 1991, 1992 and 1993, respectively. The decline in interest expense, net during the period resulted primarily from the repayment of bank debt, the refinancing of Reeves' long-term debt in 1992 with proceeds from the sale of the 11% Senior Notes and the repurchase of a portion of the 13 3/4% Subordinated Debentures.

     INCOME TAXES

     The Company's effective income tax rate on income from continuing operations before income taxes for 1991, 1992 and 1993 was 7.6%, 30.3% and 33.7%, respectively. The effective income tax rate on income from continuing operations for 1991 and 1992 differed from the federal statutory rate of 34% primarily due to the impact of goodwill amortization and Reeves S.p.A.'s lower effective tax rate. The higher effective income tax rate in 1992 as compared to 1991 was primarily due to an increase in domestic taxable income which is taxed at a higher rate than income earned at Reeves S.p.A., a new Italian tax affecting Reeves S.p.A.'s tax liability and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

     During 1993, Reeves established a $.8 million valuation reserve against the Company's deferred tax assets reflecting estimated utilization of foreign tax credits. The Company has foreign tax credit carryforwards of $1.9 million of which $1.7 million expire in 1994 and $.2 million expire at varying dates through 1997. The valuation reserve was established based on the Company's estimate of foreign source taxable income expected to be received from Reeves S.p.A. during the foreign tax credit carryover period.

     INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations was $4.5 million, $6.0 million and $7.9 million in 1991, 1992 and 1993, respectively. Income from continuing operations excluded (i) a gain on disposal of discontinued operations, net of taxes, aggregating $2.8 million in 1991, (ii) an extraordinary loss of $6.1 million in 1992 from the write-off of financing costs and debt discounts related to the early extinguishment of long-term debt in the Company's 1992 refinancing and (iii) a gain of $3.2 million in 1992 related to the cumulative effect of adopting a change in accounting principle (FAS 109).


LIQUIDITY AND CAPITAL RESOURCES

     Capital Expenditures

     Commmencing in 1991, the Company began significantly increasing its levels of capital investment in its businesses in order to modernize and expand capacity, reduce its overall cost structure, increase productivity and enhance its competitive position. Between 1991 and 1993, the Company invested approximately $52.1 million in aggregate ($11.0 million in 1991, $15.8 million in 1992, and $16.5 million in 1993 and $8.8 million, representing the cost of manufacturing equipment leased under operating leases, in 1992 and 1993).

     Between 1991 and 1993, the Company invested approximately $13 million in ICF's domestic facilities in order to purchase new production equipment, to increase productivity and expand capacity in its traditional lines of business as well as to enter the coated automotive airbag materials market. In addition, ICF spent approximately $12 million in its Reeves S.p.A. facilities to construct an 80,000 square foot addition and purchase related equipment. Such investment increased capacity to manufacture offset printing blankets and installed coated fabrics capacity in Europe to meet anticipated demand for sophisticated specialty materials. Between 1991 and 1993, the Company invested approximately $24.2 million in ATG's facilities at Chesnee and Bishopville, South Carolina to increase productivity and manufacturing flexibility, expand capacity for more sophisticated fabrics and allow more rapid response to market demand and a broader product offering. Of such $24.2 million, approximately $8.8 million represents the cost of manufacturing equipment leased under operating leases.

     The Company intends to substantially increase its capital investment in its existing businesses during the 1994-1997 period. The Company currently anticipates in excess of $40 million of capital expenditures in 1994 and in excess of $100 million of aggregate spending between 1995 and 1997. In
1994, the Company anticipates spending approximately $17 million to construct, furnish and equip a state-of-the-art plant in Spartanburg, South Carolina to weave automotive airbag materials, approximately
$5 million to complete the capacity expansion of ATG's Chesnee, South Carolina plant and approximately $16 million to expand the capacity of and improve productivity at ICF's worldwide coated fabrics and offset printing blanket facilities. Projected capital expenditures beyond 1994 are expected to complete ATG's modernization and expansion of its textile capacity, expand ICF's automotive airbag materials capacity in response to anticipated domestic and international market requirements and enhance the profitability and competitive position of ICF's printing blanket and traditional coated fabrics businesses through additional spending for cost reductions and productivity improvements.

     As a result of the nature of the Company's business and its substantial expenditures for capital improvements over the last several years, current and future capital expenditure requirements are flexible as to both timing and amount of capital required. In the event that cash flow proves inadequate to fund currently projected expenditures, such expenditures can be adjusted so as not to exceed available funds.

     Liquidity

     The Company's net cash provided by operating activities increased from $7.6 million in 1991 to $15.2 million in 1992 and $25.2 million in 1993. The improvement in net cash provided by operating activities resulted from higher levels of income from continuing operations and significant improvements in working capital management.

     The Company anticipates that it will be able to meet its projected working capital, capital expenditure and debt service requirements through internally generated funds and borrowings available under its existing
$35 million Bank Credit Agreement.

     In August 1992, in conjunction with the refinancing of the Company's bank and institutional indebtedness, the Company entered into the Bank Credit Agreement which provides the Company with an aggregate $35 million revolving line of credit and letter of credit facility. The Bank Credit Agreement expires on December 31, 1995 and is secured by accounts receivable and inventories. As of March 31, 1994, the Company had available borrowing capacity (net of $1.3 million of outstanding letters of credit) of $28.6 million under the Bank Credit Agreement.


IMPACT OF INFLATION

     The Company does not believe that its financial results have been materially impacted by the effects of inflation.


OTHER MATTERS

     In February 1992, the Company received approximately $17 million from the federal government in payment of a tax refund. The refund resulted from the Company carrying back tax operating losses generated in 1991, primarily related to the disposal of the ARA Automotive Group, to offset previous years' taxable income.

     In 1992, Reeves adopted FAS 109 effective as of the beginning of 1992. Under FAS 109, in the year of adoption, previously reported results of operations for the year are restated to reflect the effects of applying FAS 109, and the cumulative effect of adoption on prior years' results of operations is shown in the income statement in the year of change. The cumulative effect of this change in accounting principle increased net income by $3.2 million in 1992.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14, for index to financial statements.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                  REPORT OF INDEPENDENT ACCOUNTANTS


      To the Board of Directors and Stockholder of Reeves Industries, Inc.


      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Reeves Industries, Inc. and its subsidiary at December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.


      PRICE WATERHOUSE

      Atlanta, Georgia
      February 11, 1994, except as to Note 16, which is as of March 31, 1994

REEVES INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share data)

                                                     December 31,
                                                   ----------------
                                                    1992      1993
                                                   ------    ------
                     ASSETS
Current assets
 Cash and cash equivalents of $3,936
  and $7,222                                     $  4,165   $ 12,015
 Accounts receivable, less allowance for
  doubtful accounts of $1,570 and $1,467           38,876     45,925
 Inventories (Note 4)                              35,310     33,969
 Deferred income taxes (Note 8)                     6,477      5,442
 Other current assets                               9,814      3,300
 Investment in discontinued
  operations (Note 3)                               2,466
                                                 --------   --------
     Total current assets                          97,108    100,651
Property, plant and equipment, at cost
 less accumulated depreciation (Note 5)            43,526     51,415
Unamortized financing costs, less
 accumulated amortization of $550 and $1,177        4,390      3,946
Goodwill, less accumulated amortization
 of $8,091 and $9,431                              44,697     43,357
Deferred income taxes (Note 8)                      1,951      2,153
Other assets                                          603      1,503
Investment in discontinued
 operations (Note 3)                                  656
                                                 --------   --------
     Total assets                                $192,931   $203,025
                                                 ========   ========

     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable                                $ 15,352   $ 22,810
 Accrued expenses and other
  liabilities (Note 6)                             18,991     21,197
 Liabilities related to discontinued
  operations (Note 3)                               3,367
                                                 --------   --------
     Total current liabilities                     37,710     44,007
Long-term debt (Note 7)                           132,576    132,677
Deferred income taxes (Note 8)                      4,505      4,367
Other liabilities                                                563
Liabilities related to discontinued
 operations (Note 3)                                2,575
                                                 --------   --------
     Total liabilities                            177,366    181,614
                                                 --------   --------
Stockholder's equity (Note 10)
 Common stock, $.01 par value,
  50,000,000 shares authorized;
  34,967,973 and 35,021,666
  shares issued and outstanding                       350        350
 Capital in excess of par value                     5,069      5,099
 Retained earnings                                 12,107     19,964
 Equity adjustments from translation               (1,961)    (4,002)
                                                 --------   --------
     Total stockholder's equity                    15,565     21,411
                                                 --------   --------
Commitments and contingencies (Note 15)
                                                 --------   --------
     Total liabilities and stockholder's
       equity                                    $192,931   $203,025
                                                 ========   ========

      The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share data)


                                           Year Ended December 31,
                                        ----------------------------
                                           1991      1992      1993
                                        --------  --------  --------
Net sales                               $269,559  $271,104  $283,653
Cost of sales                            216,179   216,043   222,016
                                        --------  --------  --------
Gross profit on sales                     53,380    55,061    61,637
Selling, general and administrative
 expenses                                 27,754    29,294    32,540
Facility restructuring charges
 (Note 3)                                                      1,003
                                        --------  --------  --------
Operating income                          25,626    25,767    28,094
Other income (expense)
 Other income, net                         1,068       435       158
 Interest expense and amortization
  of financing costs and debt
  discounts                              (21,777)  (17,633)  (16,394)
                                        --------  --------  --------
                                         (20,709)  (17,198)  (16,236)
                                        --------  --------  --------
Income from continuing operations
 before income taxes, extraordinary
 item and cumulative effect of a
 change in accounting principle            4,917     8,569    11,858
Income taxes (Note 8)                        373     2,593     4,001
                                        --------  --------  --------
Income from continuing operations          4,544     5,976     7,857
Discontinued operations
 Net gain on disposal of
  discontinued operations, less
  applicable income tax provision
  of $1,732 (Note 3)                       2,830
                                        --------  --------  --------
                                           2,830
                                        --------  --------  --------
Income before extraordinary item
 and cumulative effect of a
 change in accounting principle            7,374     5,976     7,857
Extraordinary loss from early
 extinguishment of debt,
 less applicable income tax
 benefits of $3,148 (Note 7)                        (6,112)
Cumulative effect of a change in
 accounting for income taxes (Note 8)                3,221
                                        --------  --------  --------
Net income                              $  7,374  $  3,085  $  7,857
                                        ========  ========  ========

Earnings per common share (Note 10)
 Primary and fully diluted
  Income from continuing operations      $   .23   $   .16   $   .22
  Income before extraordinary item
   and cumulative effect of a change
   in accounting principle                   .39       .16       .22
  Cumulative effect of a change in
   accounting for income taxes                         .09
  Net income                                 .39       .08       .22

 Weighted average number of common
  shares outstanding
    Primary and fully diluted             18,118    36,724    34,978

      The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands)

                             Series I                        Capital              Equity
                          Preferred Stock    Common Stock   in Excess           Adjustments
                          $1.00 Par Value   $0.01 Par Value    of     Retained      From
                          Shares   Amount   Shares  Amount  Par Value Earnings  Translation    Total

Balance at December 31, 1990  1    $5,001   18,066   $181    $1,608    $ 1,648      $4,757      $13,195

Net income	                                                              7,374                    7,374
Exchange of preferred stock
 for common stock            (1)   (5,001)  18,820    188     4,813
Translation adjustments                                                                (92)         (92)
                             ---   ------   ------   ----    ------    -------     -------      -------
Balance at December 31, 1991                36,886    369     6,421      9,022       4,665       20,477

Net income                                                               3,085                    3,085
Translation adjustments                                                             (6,626)      (6,626)
Purchase and cancellation
 of common stock                            (1,918)   (19)   (1,352)                             (1,371)
                             ---   ------   ------   ----    ------    -------     -------      -------
Balance at December 31, 1992                34,968    350     5,069     12,107      (1,961)      15,565

Net income                                                               7,857                    7,857
Translation adjustments                                                             (2,041)      (2,041)
Issuance of common stock                       535      5       295                                 300
Purchase and cancellation
 of common stock                              (481)    (5)     (265)                               (270)
                             ---   ------   ------   ----    ------    -------     -------      -------
Balance at December 31, 1993                35,022   $350    $5,099    $19,964     $(4,002)     $21,411
                             ===   ======   ======   ====    ======    =======     =======      =======

  The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                          Year Ended December 31,
                                          ------------------------
                                           1991     1992     1993
                                          ------   ------   ------
Cash flows from operating activities
 Net income                              $ 7,374  $  3,085  $ 7,857
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Write-off of financing costs due
    to early extinguishment of debt                  6,112
   Cumulative effect of a change
    in accounting for income taxes                  (3,221)
   Net gain on disposal of
    discontinued operations               (2,830)
   Depreciation and amortization           8,388     9,146    9,272
   Deferred income taxes                     601      (112)     694
   Changes in operating assets and
    liabilities
     Decrease (increase) in accounts
      receivable                             565     2,574   (7,049)
     Decrease in inventories                 486     4,200    1,341
     (Increase) decrease in other
       current assets                     (1,949)   (9,167)   6,514
     (Increase) decrease in other
      assets                                (254)      134     (900)
     Increase (decrease) in
      accounts payable                       492      (546)   7,458
     (Decrease) increase in accrued
       expenses and other liabilities     (4,920)    6,451      133
     Equity adjustments from
      translation                           (356)   (3,450)    (117)
                                         -------  --------  -------
Net cash provided by
 operating activities                      7,597    15,206   25,203
                                         -------  --------  -------
Cash flows from investing activities
 Purchases of property, plant and
  equipment                              (11,015)  (15,788) (16,506)
 Net proceeds (payments) from
  disposal of discontinued operations      2,331    12,438     (536)
                                         -------  --------  -------
Net cash used by investing activities     (8,684)   (3,350) (17,042)
                                         -------  --------  -------
Cash flows from financing activities
 Principal payments of long-term debt        (56) (108,726)
 Net payments on revolving loans                   (30,000)
 Borrowings of long-term debt                      121,644
 Debt issuance costs                                (5,115)
 Premium on early retirement of debt                (4,876)
 Purchases of common stock                          (1,075)    (270)
 Issuance of common stock                                       300
                                         -------  --------  -------
Net cash (used) provided by
 financing activities                        (56)  (28,148)      30
                                         -------  --------  -------
Effect of exchange rate
 changes on cash                             122      (535)    (341)
                                         -------  --------  -------
(Decrease) increase in cash
 and cash equivalents                     (1,021)  (16,827)   7,850
Cash and cash equivalents,
 beginning of year                        22,013    20,992    4,165
                                         -------  --------  -------
Cash and cash equivalents,
 end of year                             $20,992  $  4,165  $12,015
                                         =======  ========  =======

        The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1992 AND 1993


1.  BUSINESS AND ORGANIZATION

         Reeves Industries, Inc. ("Reeves" or the "Company"), a wholly-owned subsidiary of Hart Holding Company Incorporated ("Hart Holding"), is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers").
    The Company was acquired by Hart Holding on May 6, 1986.
    Reeves Brothers is a diversified industrial company engaged in two business segments: industrial coated fabrics and apparel textiles.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Reeves Brothers. All significant intercompany balances and transactions have been eliminated.

         Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 29% and 27% of total inventories was determined on the last-in, first-out (LIFO) method at December 31, 1992 and 1993, respectively. With respect to the remainder of the inventories, cost is determined principally on the first-in, first-out (FIFO) method. Market is determined on the basis of replacement costs or selling prices less costs of disposal. The application of Accounting
    Principles Board Opinion No. 16, "Business Combinations," for the acquisition of Reeves caused the inventories in the accompanying consolidated balance sheet to exceed inventories used for income tax purposes by approximately $7,320,000 as of December 31, 1993.

         Property, plant and equipment

         Property, plant and equipment are stated at cost. Improvements which extend the useful lives of the assets are capitalized while repairs and maintenance are charged to operations as incurred. Depreciation is provided using primarily the straight-line method for financial reporting purposes while accelerated methods are used for income tax purposes. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

         Fair value of financial instruments

         Cash, accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.
    The fair value of the Company's debt instruments is determined based upon a recent market price quote and is disclosed in Note 7. The fair value of the foreign exchange contracts (used for hedging purposes) is estimated using quoted exchange rates and is disclosed in Note 11.

         Foreign currency exchange and translation

         For Reeves Brothers' wholly-owned foreign subsidiary, the local currency of the country of operation is used as the functional currency for purposes of translating the local currency asset and liability accounts at current exchange rates into the reporting currency. The resulting translation adjustments are accumulated as a separate component of stockholder's equity reflected in the equity adjustments from translation account in the accompanying consolidated financial statements. Gains and losses resulting from translating asset and liability accounts that are denominated in currencies other than the functional currency are included in income.

         Amortization policy

         The Company is amortizing goodwill on a straight-line basis over forty years. Financing costs and debt discounts are being amortized by the interest method over the life of the respective debt securities. Pre-operating costs associated with the start-up of significant new operations are deferred and amortized over five years.

         Revenue recognition

         Sales are generally recorded when the goods are shipped. At the customer's request, shipment of the completed product is sometimes delayed. In such instances, revenues are recognized when the customer acknowledges transfer of title and accepts the related billing.

         Income taxes

         The Company is a member of an affiliated group of which Hart Holding is the common parent. Pursuant to a tax allocation agreement with Hart Holding, the Company files a consolidated federal income tax return with Hart Holding. Under the agreement, the Company's tax liability is determined on a separate return basis and any taxes payable are remitted to Hart Holding.

         During 1992, the Company adopted Statement of Financial
    Accounting Standards No. 109, "Accounting for Income Taxes"
    (FAS 109).  Income tax accounting information is disclosed in
    Note 8 to the consolidated financial statements.

         For the years ended December 31, 1992 and 1993, the provision for income taxes was based on reported earnings before income taxes, and includes appropriate provisions for deferred income taxes resulting from the tax effect of the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Prior to January 1, 1992, deferred income taxes arose from the reporting of certain expenses, principally depreciation, pension costs and other expenses, differently for financial reporting purposes than for income tax reporting purposes.

         At December 31, 1993, unremitted earnings of Reeves Brothers' foreign subsidiary were approximately $19,500,000. United States income taxes have not been provided on these unremitted earnings as it is the Company's intention to indefinitely reinvest these earnings. However, Reeves Brothers' foreign subsidiary has, in previous years, remitted a portion of its current year earnings as dividends and expects to continue this practice in the future.

         Pension plans

         The Company has noncontributory pension plans covering all eligible domestic employees (Note 9).

         Earnings per share

         Earnings per share are computed based on the weighted average number of common and common equivalent shares, where dilutive, outstanding during each period. A deduction has been made for cumulative preferred dividends earned during such periods the preferred stock was outstanding even though such dividends were not declared or paid. Fully diluted earnings per share are computed assuming that outstanding warrants, where dilutive, were exercised at the beginning of the period or date of issuance, if later. Supplemental earnings per share data is provided giving effect to the exchange of preferred stock for common stock as discussed in Note 10.

         Statement of cash flows

         For purposes of the statement of cash flows, cash equivalents are defined as highly liquid investment securities with an original maturity of three months or less.


3.  DISCONTINUED OPERATIONS AND FACILITY RESTRUCTURING CHARGES

         During 1990 the Company elected to dispose of the operations of its ARA Automotive Group. The Company has realized all of the significant assets and continues to settle remaining estimated liabilities related to the discontinued operation.
    The remaining estimated amounts to settle such liabilities have been included in accrued expenses and other liabilities as of December 31, 1993.

         During 1993, a facility restructuring plan was implemented to reduce the Company's overall cost structure and to improve productivity. The Consolidated Statement of Income includes a charge of approximately $1,003,000 related to this plan.
    The plan included the cessation of weaving activities at one location and conversion of that facility into a captive yarn mill, consolidating weaving capacity at remaining facilities and implementing cost saving/state-of-the-art finishing technology.


4.  INVENTORIES

         Inventories at December 31, 1992 and 1993, are comprised of the following (in thousands):

                                               1992      1993

    Raw materials                            $  7,084  $  6,815
    Work in process                             8,777     8,792
    Manufactured and finished goods            19,449    18,362
                                             --------  --------
                                             $ 35,310  $ 33,969
                                             ========  ========

         If inventories had been calculated on a current cost basis, they would have been valued higher by approximately $2,933,000 and $2,038,000 at December 31, 1992 and 1993, respectively.


5.  PROPERTY, PLANT AND EQUIPMENT

         The principal categories of property, plant and equipment at December 31, 1992 and 1993, are as follows (in thousands):

                                               1992      1993

    Land and land improvements               $    794  $    797
    Buildings and improvements                 14,355    16,654
    Machinery and equipment                    56,801    65,400
                                             --------  --------
                                               71,950    82,851
    Less - Accumulated depreciation
     and amortization                         (28,424)  (31,436)
                                             --------  --------
                                             $ 43,526  $ 51,415
                                             ========  ========


6.  ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities at December 31, 1992 and 1993, are comprised of the following (in thousands):

                                               1992      1993

    Accrued salaries, wages and incentives   $  3,013  $  3,145
    Product claims reserve                      1,277     1,237
    Interest payable                            6,493     6,512
    Income taxes payable                          530       548
    Deferred compensation                       1,322     1,187
    Accrued costs related to discontinued
     operations                                   145     1,390
    Italian severance pay program               2,405     2,391
    Other                                       3,806     4,787
                                             --------  --------
                                             $ 18,991  $ 21,197
                                             ========  ========


7.  LONG-TERM DEBT

         Long-term debt at December 31, 1992 and 1993, consists of the following (in thousands):

                                               1992      1993

    11% Senior Notes due July 15, 2002,
     net of unamortized discount of $835
     and $747                                $121,665  $121,753
    13 3/4% Subordinated Debentures due
     May 1, 2000, net of unamortized
     discount of $89 and $76                   10,911    10,924
                                             --------  --------
                                             $132,576  $132,677
                                             ========  ========

         In June 1992, the Company completed a public offering of $122,500,000 of 11% Senior Notes due 2002 (the "Senior
    Notes"). Proceeds of the offering were used to redeem all of the Company's then outstanding 12 1/2% Senior Notes and 13% Senior Subordinated Debentures and to pay and terminate the revolving loan outstanding under a prior loan agreement.

         In connection with the liquidation of the 12 1/2% Senior Notes, the 13% Senior Subordinated Debentures and the prior revolving loan, the Company paid early payment premiums of $4,601,000 and wrote off related debt issuance costs and debt discounts of $3,016,000. In addition, during 1992, the Company purchased $5,000,000 face value of its 13 3/4% Subordinated Debentures for $5,275,000. As a result of these transactions, the Company recognized an extraordinary loss of $5,775,000 ($.16 per share), net of applicable income tax benefits of $2,974,000.

         The Company is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

         On August 7, 1992, the Company and Reeves Brothers entered into the Bank Credit Agreement with a group of banks, which was amended in 1993, and which provides the Company and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternate Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternate Base Rate is defined as the higher of the Prime Rate (6% at December 31, 1993), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternate Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined.
    The Revolving Loan is due December 31, 1995. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of December 31, 1993, the Company and Reeves Brothers had available borrowings, net of $1,415,000 of outstanding letters of credit, of $33,585,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

         The Senior Notes, Revolving Loan, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payments of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and require the maintenance of certain financial ratios and compliance with certain financial tests and limitations.

         Interest paid amounted to $18,155,000, $12,350,000 and $15,306,000 in 1991, 1992 and 1993, respectively.

         The estimated fair value of the Company's 11% Senior Notes and 13 3/4% Subordinated Debentures at December 31, 1993 is
    $131,075,000 and $12,980,000, respectively.


8.  INCOME TAXES

         During the third quarter of 1992, the Company adopted FAS 109 effective as of the beginning of 1992. Under FAS 109, in the year of adoption, previously reported results of operations for the year are restated to reflect the effects of applying FAS
    109, and the cumulative effect of adoption on prior years' results of operations is shown in the income statement in the year of change. The adoption of FAS 109 did not have a material effect on the Company's 1992 income from continuing operations before income taxes.

         The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                     1991      1992      1993
    Current
     Federal                       $ (2,698) $   (401) $  1,278
     Foreign                            354       954       811
     State                              147       174       138
                                   --------  --------  --------
                                     (2,197)      727     2,227
                                   --------  --------  --------
    Deferred
     Federal                          1,770       983       945
     Foreign                                      641       826
     State                              800       242         3
                                   --------  --------  --------
                                      2,570     1,866     1,774
                                   --------  --------  --------
                                   $    373  $  2,593  $  4,001
                                   ========  ========  ========

         The provision (benefit) for income taxes from continuing operations differs from taxes computed using the statutory federal income tax rate as follows (in thousands):

                                      1991      1992      1993

    Consolidated computed
     statutory taxes               $  1,672  $  2,914  $  4,050
    State income taxes, net of
     federal income tax benefit         412       275        93
    Amortization of goodwill            393       456       456
    Foreign tax rate less than
     statutory rate                  (2,081)     (868)   (1,451)
    Valuation reserve                                       800
    Other, net                          (23)     (184)       53
                                   --------  --------  --------
                                   $    373  $  2,593  $  4,001
                                   ========  ========  ========

         In 1990, Reeves Brothers' foreign subsidiary implemented a reorganization allowed under the applicable country's income tax laws. This transaction resulted in the foreign subsidiary revaluing upward its net assets for income tax purposes. Additional depreciation and amortization relating to this revaluation is deductible in determining income tax expense for both financial and income tax reporting. The effect of this revaluation resulted in the foreign subsidiary's effective income tax rate declining from its statutory rate of approximately 46% to 5% for 1991. Due to tax rate increases, other tax law changes, and the adoption of FAS 109, the foreign subsidiary's effective income tax rate for both 1992 and 1993 is approximately 22% versus the statutory rate of 52.2%.

         The provision from continuing operations for deferred federal income taxes for 1991, the year prior to the effective date of adoption of FAS 109, is comprised of timing differences related to provisions for items not deductible until incurred, principally product claims, bad debts and insurance, depreciation and amortization, compensation agreements and pension costs.

         Deferred tax liabilities and assets under FAS 109 are comprised of the following temporary differences (in thousands):

                                           1992         1993

      Deferred tax liabilities
       Inventories                       $ 2,523      $ 2,584
       Depreciation                        1,982        1,783
                                         -------      -------
         Total deferred tax liabilities  $ 4,505      $ 4,367
                                         =======      =======

      Deferred tax assets
       Current
        Tentative minimum tax credits    $   854      $   854
        Accrued expenses                   3,677        3,490
        Foreign tax credit carryforwards   1,946        1,898
        Valuation reserve                                (800)
                                         -------      -------
                                           6,477        5,442
                                         -------      -------
        Long-term
         Depreciation on foreign
          subsidiary assets                1,951        1,219
         Foreign exchange                                 934
                                         -------      -------
                                           1,951        2,153
                                         -------      -------
         Total deferred tax assets       $ 8,428      $ 7,595
                                         =======      =======

         In adopting FAS 109, the Company recorded deferred tax assets which included foreign tax credit carryovers and the benefits of future depreciation related to Reeves Brothers' foreign subsidiary. The realization of these deferred tax assets is evaluated annually based on expected future taxable income and the carryover period of the credits. During 1993, the Company established an $800,000 valuation reserve against the benefit for utilization of foreign tax credits. The Company has foreign tax credit carry forwards of $1,898,000 of which $1,680,000 expire in 1994 and $218,000 expire at varying dates through 1997. The valuation reserve was established based on the Company's estimate of foreign source taxable income expected to be received from Reeves Brothers' foreign subsidiary during the foreign tax credit carryover period.

         The sources of income (loss) from continuing operations before income taxes are as follows (in thousands):

                              1991        1992         1993

        Domestic            $(2,245)    $ 1,327     $ 2,774
        Foreign               7,162       7,242       9,084
                            -------     -------     -------
                            $ 4,917     $ 8,569     $11,858
                            =======     =======     =======

         Income taxes paid amounted to approximately $0, $2,406,000 and $1,686,000 in 1991, 1992 and 1993, respectively.


9.  PENSION PLANS

         The Company sponsors two noncontributory defined benefit pension plans covering substantially all of its domestic salaried and hourly employees. The Reeves Brothers salaried pension plan benefits are based on an employee's years of accredited service. The Reeves Brothers hourly pension plan provides benefits, exclusive of benefits related to former ARA Automotive Group retirement plan participants, of stated amounts based on years of accredited service. The Reeves Brothers hourly pension plan also provides benefits to both the ARA union and non-union employees in accordance with their separate benefit calculations. The ARA non-union plan was merged with the Reeves Brothers hourly pension plan effective December 1990; the ARA union plan was merged with the Reeves Brothers' hourly pension plan effective April 1993. The Company's funding policy is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

         Combined data

         The following table presents the combined funded status of the Company's plans at December 31, 1992 and 1993 (in thousands):

                                               1992      1993
     Actuarial present value of accumulated
       benefit obligation
        Vested                               $ 13,731  $ 19,300
        Nonvested                                 866       914
                                             --------  --------
     Accumulated benefit obligation          $ 14,597  $ 20,214
                                             ========  ========

     Plan assets at fair value               $ 24,148  $ 25,450
     Projected benefit obligation for
       services rendered to date               19,129    24,553
                                             --------  --------
     Plan assets greater than projected
       benefit obligation                       5,019       897
     Unrecognized net transition obligation     2,132     1,955
     Unrecognized net gain subsequent to
       transition                              (7,097)   (3,696)
                                             --------  --------
     Pension asset (liability) recognized
       in the consolidated balance sheet     $     54  $   (844)
                                             ========  ========

         Plan assets consist primarily of fixed income securities, equity securities, and certificates of deposit.

         Pension cost includes the following components (in thousands):

                                             1991    1992    1993
    Service cost - benefits earned
     during the period                      $  929  $  942  $  936
    Interest cost on projected benefit
     obligation                              1,409   1,456   1,643
    Actual return on plan assets            (3,700) (2,961) (2,531)
    Net amortization and deferral            2,283   1,351     754
                                            ------  ------  ------
    Pension cost                            $  921  $  788  $  802
                                            ======  ======  ======

         A weighted average discount rate of 8.5% and 7.25%, and rate of increase in future compensation of 5.5% and 5.0% were used in determining the actuarial present value of the projected benefit obligation in 1992 and 1993, respectively. The long-term expected rate of return on assets was 8.0% in both 1992 and 1993.

         In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), which requires accrual, during an employee's active years of service, of the expected costs of providing postretirement benefits to employees and their beneficiaries and dependents. The Company adopted FAS 106 in 1992, the effect of which was not material to the consolidated financial statements.


10. STOCKHOLDER'S EQUITY

         Capital stock

         The capitalization of Reeves consists of one class of common stock, $.01 par value (the "Common Stock"). The previously outstanding Series I Preferred Stock, $1.00 par value with a stated value of $5,001,000 (the "Preferred Stock") was wholly-owned by Hart Holding. Effective December 31, 1991, the
    Company's Board of Directors approved the exchange of all the outstanding Preferred Stock held by Hart Holding for 18,820,000 shares of the Company's Common Stock. 250,000 shares of Preferred Stock remain authorized, with no Preferred Stock currently outstanding.

         Supplemental earnings per share data

         The following supplemental earnings per share data is presented for the year ended December 31, 1991 as if the exchange of
    Preferred Stock for Common Stock described above occurred on
    January 1, 1991:
                                                            1991

    Income from continuing operations                     $   .12
    Income before extraordinary item and cumulative
     effect of a change in accounting principle               .20
    Net income                                                .20

    Weighted average number of common shares
     outstanding - primary and fully diluted
     (in thousands)                                        36,886

        Settlement of litigation

         In November 1992, pursuant to a court ordered settlement of a lawsuit brought by the Company against Drexel Burnham Lambert and certain of its affiliates (collectively, the "Defendants"), Reeves received 1,918,132 shares of its common stock from the Defendants which were subsequently cancelled and retired.

         Merger with HHCI, Inc.

         Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into the Company with the Company surviving the merger. HHCI, Inc. was formed as a shell corporation (no operations) with a $300,000 capital contribution from Hart Holding. As a result of the merger, Hart Holding was issued 535,000 shares of the Company's common stock and acquired the 481,307 shares of its common stock not held by Hart Holding. These shares were subsequently cancelled and retired. As a result of this merger, Hart Holding obtained ownership of 100% of the outstanding shares of the common stock of the Company and the other stockholders of Reeves received $.56 per share in cash.


11. FOREIGN EXCHANGE

         The Company enters into foreign exchange forward contracts to hedge risk of changes in foreign currency exchange rates associated with certain assets and future foreign currency transactions, primarily cash flows from accounts receivable and firm purchase commitments.
    The Company does not engage in speculation. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred until the underlying hedged transaction is completed. The cash flows from the forward contracts are classified consistent with the cash flows from the transactions being hedged. As a result, they do not subject the Company to risk from foreign exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged.

         At December 31, 1993, the Company had foreign currency hedge contracts outstanding, equivalent to $14,883,000, to exchange various currencies, including the U.S. dollar, Japanese yen, pound sterling, Deutsche mark, and French franc into Italian
    Lire. The contracts mature during 1994. The December 31, 1993 fair value of these foreign currency hedge contracts was $14,407,000.


12. CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. As a result, at December 31, 1993, the Company does not consider itself to have any significant concentrations of credit risk.


13. RELATED PARTY TRANSACTIONS

         During the years ended December 31, 1991, 1992 and 1993, the Company and its subsidiary paid management fees to Hart Holding of $1,200,000, $1,910,000 and $1,804,000, respectively.

         During 1992, Reeves Brothers purchased the residences of three officers of Reeves Brothers for an aggregate amount of $1,015,000. During 1993, the Company recognized a loss of approximately $161,000 on the sale of two of the properties including related expenses.
    The remaining residence, which has a carrying value of $244,000 at December 31, 1993, is presently being marketed for sale.


14. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company, through Reeves Brothers, operates in two principal industry segments: industrial coated fabrics and apparel textiles. The Industrial Coated Fabrics Group manufactures newspaper and graphic art printing press blankets, protective coverings, inflatable aerospace and survival equipment, diaphragms for meters, pump and tank seals and material used in automotive airbags. The Apparel Textiles Group manufactures, dyes and finishes greige goods.

         The products of the Industrial Coated Fabrics Group and the Apparel Textiles Group are sold in the United States and in certain foreign countries primarily by Reeves Brothers' merchandising and sales personnel and through a network of independent distributors to a variety of customers including converters, apparel manufacturers, industrial users and contractors. Sales offices are maintained in New York, New York, Dallas, Texas,
    Spartanburg, South Carolina and Milan, Italy.

    The following table presents certain information concerning each segment (in thousands):

                                      1991      1992      1993
     Net sales
      Industrial coated fabrics     $121,264  $126,576  $140,735
      Apparel textiles               148,295   144,528   142,918
                                    --------  --------  --------
                                    $269,559  $271,104  $283,653
                                    ========  ========  ========

     Operating income
      Industrial coated fabrics     $ 23,940  $ 24,732  $ 29,287
      Apparel textiles                10,121    10,693    11,583
      Corporate expenses              (8,435)   (9,658)  (11,773)
      Facility restructuring
       charges                                            (1,003)
                                    --------  --------  --------
        Operating income              25,626    25,767    28,094

     Other income, net                 1,068       435       158
     Interest expense and
      amortization of
      financing costs                (21,777)  (17,633)  (16,394)
                                    --------  --------  --------
     Income from continuing
      operations before income
      taxes, extraordinary item
      and cumulative effect of
      a change in accounting
      principle                     $  4,917  $  8,569  $ 11,858
                                    ========  ========  ========

     Depreciation
      Industrial coated fabrics     $  2,598  $  3,175  $  3,632
      Apparel textiles                 2,983     2,913     3,465
      Corporate                          370       688       107
                                    --------  --------  --------
                                    $  5,951  $  6,776  $  7,204
                                    ========  ========  ========

     Capital expenditures
      Industrial coated fabrics     $  7,579  $  6,353  $ 11,459
      Apparel textiles                 2,994     8,623     4,693
      Corporate                          442       812       354
                                    --------  --------  --------
                                    $ 11,015  $ 15,788  $ 16,506
                                    ========  ========  ========

     Identifiable assets
      Industrial coated fabrics     $ 68,403  $ 65,752  $ 75,625
      Apparel textiles                60,410    65,111    63,822
      Corporate, principally
       discontinued operations
       (in 1991 and 1992),
       goodwill and debt
       issuance costs                 86,174    62,068    63,578
                                    --------  --------  --------
                                    $214,987  $192,931  $203,025
                                    ========  ========  ========

        Financial data of Reeves Brothers' foreign operation is as follows (in thousands):

                                      1991      1992      1993

       Sales                       $ 35,437  $ 38,444  $ 36,932
       Net income                     6,808     9,165     7,446
       Assets                        33,011    31,608    33,092

    Intersegment sales are not material.


15. COMMITMENTS AND CONTINGENCIES

         The Company leases certain operating facilities and equipment under long-term operating leases. At December 31, 1993 future minimum rentals, related to continuing operations, required by operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows: 1994 -
    $1,853,000; 1995 - $1,811,000; 1996 - $1,800,000; 1997 -
    $1,800,000; 1998 - $1,800,000; thereafter - $2,945,000.

         Rental expense charged to continuing operations was approxi-mately $1,187,000, $1,420,000 and $1,473,000 during the years ended December 31, 1991, 1992 and 1993, respectively.

         There are various lawsuits and claims pending against the Company and its subsidiary, including those relating to commercial transactions. The outcome of these matters is not presently determinable but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the results of operations and financial position of the Company.


16. SUBSEQUENT EVENTS

         On January 26, 1994, the Board of Directors approved a non-qualified stock option agreement between the Company and the Chairman of the Board of Directors. The agreement grants an option to purchase up to 3,800,000 shares of common stock of the Company, par value $.01 per share, and has an expiration date of December 31, 2023. The option is exercisable at $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date).

         On March 9, 1994 Hart Holding organized Reeves Holdings, Inc. as a wholly-owned subsidiary (the "Issuer") through a capital contribution of $1,000. The Issuer was formed for the purpose of holding all of the outstanding common stock of the Company. On March 31, 1994 the Issuer filed a Registration Statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of offering Senior Discount Debentures due 2006 anticipated to yield proceeds of approximately $100,000,000. As of March 31, 1994 the Company's common stock has not been contributed to the Issuer.

                              PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS

     The sole director of Reeves and Reeves Brothers is James W. Hart.
The following table sets forth the name, positions with Reeves and Reeves Brothers, age and principal business experience during the past five years of each executive officer of Reeves and Reeves Brothers. Any executive officer, unless otherwise stated, holds the identical position or positions in both Reeves and Reeves Brothers.

     Name                    Position                     Age

Richard W. Ball         Treasurer                          47

Anthony L. Cartagine    Vice President; President -        59
                         Apparel Textile Group

David L. Dephtereos     Vice President and                 39
                         General Counsel

Jennifer H. Fray        Secretary and Assistant            29
                         General Counsel

Douglas B. Hart         Senior Vice President -            31
                         Operations

James W. Hart           Chairman of the Board              60

James W. Hart, Jr.      President, Chief Executive         40
                         Officer and Chief Operating
                         Officer

Steven W. Hart          Executive Vice President           37
                         and Chief Financial Officer

V. William Lenoci       Vice President;                    58
                         President and Chief Executive
                         Officer - Industrial
                         Coated Fabrics Group

Joseph P. O'Brien       Vice President - Finance           53

Patrick M. Walsh        Vice President - Administration    53


     Mr. Ball joined Reeves and Reeves Brothers in January 1992 as Treasurer. He served as Treasurer of Hart Holding from June 1992 to December 1992. From 1990 through 1991, Mr. Ball was Corporate Treasurer for Turner Corporation, a world-wide construction and development company. From 1988 through 1989, Mr. Ball was Vice President and Chief Financial Officer of Nuclear Energy Services, Inc., an engineering services subsidiary of Penn Central Corporation.

     Mr. Cartagine has been with Reeves Brothers since 1964. He was named President - Greige Goods Division of the Apparel Textile Group in 1984 and President of the Apparel Textile Group in 1986. He was named Vice President of Reeves and Reeves Brothers in 1988.

     Mr. Dephtereos joined Hart Holding, Reeves and Reeves Brothers in May 1991 as Vice President, General Counsel and Secretary. He served as Vice President and Secretary of Hart Holding from 1991 to 1992 and Secretary of Reeves and Reeves Brothers from 1991 until 1992. From 1985 through May 1991, Mr. Dephtereos was Vice President, General Counsel and Secretary of Air Express International Corporation, a publicly-held, international transportation company.

     Ms. Fray joined Hart Holding, Reeves and Reeves Brothers in September 1992 as Assistant General Counsel. In 1992, she was named Secretary of Hart Holding, Reeves and Reeves Brothers. From 1990 to 1992, Ms. Fray was engaged in studies leading to a Master of Laws Degree in Taxation from Boston University, from 1990 to 1991 she was employed as a Tax Associate at Coopers & Lybrand, certified public accountants, in Boston, Massachusetts and from 1987 to 1990 she was engaged in studies leading to a Juris Doctor Degree from Suffolk University.

     Mr. Douglas B. Hart served as a Director of Reeves and Reeves Brothers from 1991 to 1992. He was named Vice President - Real Estate in 1989,
Senior Vice President in 1991 and Senior Vice President - Operations in 1992 of Reeves and Reeves Brothers. Mr. Hart served as a Director of Hart Holding from 1991 to 1992, as Vice President - Real Estate of Hart Holding from 1989 to 1991 and as Senior Vice President of Hart Holding from 1991 to 1992.
In 1992, Mr. Hart became President, Chief Executive Officer and Chief Operating Officer of Hart Investment Properties Corporation, a wholly-owned diversified corporate investment entity of Hart Holding, with current holdings in real estate. Prior to 1989, Mr. Hart was an Assistant Vice President at Sentinel Real Estate Corporation in New York, an owner/developer of malls, shopping centers, office buildings and single family residential communities throughout the United States.

     Mr. James W. Hart has been a Director of Reeves and Reeves Brothers since 1986 and became Chairman of the Board in 1987. Mr. Hart served as President and Chief Executive Officer of Reeves and Reeves Brothers from 1988 until 1992. Mr. Hart has been a Director, President, Chief Executive Officer, and Chairman of the Board of Hart Holding since 1975 and became Chief Operating Officer and Chief Financial Officer of Hart Holding in 1992.

     Mr. James W. Hart, Jr. served as a Director of Reeves and Reeves Brothers from 1986 to 1992. Mr. Hart became Vice
President of Reeves and Reeves Brothers in 1987 and was named
Senior Vice President - Operations in 1988 and Executive Vice
President and Chief Operating Officer in 1989. In 1992, he was named President, Chief Executive Officer and Chief Operating Officer of Reeves and Reeves Brothers. Mr. Hart served as a Director of Hart Holding from 1984 to 1992. He served as Vice President of Hart Holding from 1984 to 1992, Senior Vice President - Operations of
Hart Holding from 1988 to 1992 and as Executive Vice President and Chief Operating Officer of Hart Holding from 1989 to 1992.

     Mr. Steven W. Hart served as a Director of Reeves and Reeves Brothers from 1986 to 1992. He became Vice President of
Reeves and Reeves Brothers in 1987 and was named Senior Vice President and Chief Financial Officer in 1988 and Executive Vice President and Chief Financial Officer in 1989. Mr. Hart served as a Director, Treasurer and Chief Financial Officer of Hart Holding from 1984 to 1992, Vice President of Hart Holding from 1984 to 1988, Senior Vice President of Hart Holding from 1988 to 1989 and
Executive Vice President of Hart Holding from 1989 to 1992. Mr. Hart joined Hart Holding in 1983 as Vice President - Strategic Planning.

     Mr. Lenoci has been with Reeves since 1967. He was named President - Industrial Coated Fabrics Group in 1986 and Vice President of Reeves and Reeves Brothers in 1988. In 1990, he became Chief Executive Officer of the Industrial Coated Fabrics Group.

     Mr. O'Brien joined Reeves and Reeves Brothers in 1993 as Vice President - Finance. From 1980 to 1993, Mr. O'Brien served as Vice President - Finance of Howmet Corporation, an integrated manufacturer of components for gas turbine jet engines and aircraft structural parts.

     Mr. Walsh has been with Reeves since 1987, as Director of Human Resources. In 1990, he was elected Vice President - Administration of Reeves Brothers and in 1993, Vice President - Administration of Reeves.

     Mr. James W. Hart is the father of Ms. Fray and
Messrs. Douglas B. Hart, James W. Hart, Jr. and Steven W. Hart.


     Directors of Reeves and Reeves Brothers are elected at each annual meeting of the stockholders. The term of office of each director is from the time of his election and qualification until the next annual meeting of stockholders and until his successor shall have been duly elected and qualified, unless such director shall have earlier been removed. Executive officers serve at the discretion of the Boards of Directors of Reeves and Reeves Brothers.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the cash compensation and cash equivalent remuneration paid or accrued by the Company for the years ended December 31, 1993, 1992 and 1991, for those persons who were at December 31, 1993, (i) the chief executive officer, and (ii) the other four most highly compensated executive officers of the Company.

                     Summary Compensation Table

                                Annual Compensation              All
                             ----------------------------       Other
Name and Principal Position    Year   Salary    Bonus(1)     Compensation

Anthony L. Cartagine           1993  $256,357   $ 92,000           -
  Vice President;              1992   235,144    100,000           -
   President - Apparel         1991   205,430    112,500           -
   Textile Group

Douglas B. Hart                1993   204,500    125,000           -
  Senior Vice President        1992      -       100,000           -
   - Operations                1991      -        70,000           -

James W. Hart, Jr.             1993   398,750    380,000           -
  President, Chief             1992   365,000    200,000           -
   Executive Officer and       1991   355,000    185,000           -
   Chief Operating Officer

Steven W. Hart                 1993   398,750    230,000           -
  Executive Vice               1992   365,000    200,000        $31,819 (2)
   President and Chief         1991   355,000    185,000           -
   Financial Officer

V. William Lenoci              1993   293,750    142,000           -
  Vice President; President    1992   240,249    105,000           -
   and Chief Executive         1991   204,079     87,500         19,272 (3)
   Officer - Industrial
   Coated Fabrics Group


(1) Annual bonus amounts are earned and accrued under the Management Incentive Bonus Plan during the years indicated and paid subsequent to the end of each year except for a portion of those amounts awarded and paid to the executive officers during 1993. Also, a portion of those amounts awarded during 1992 for James W. Hart, Jr., Steven W. Hart and Anthony L. Cartagine were paid in 1992.

(2)      Represents reimbursement of certain moving expenses.

(3)      Represents the payment of certain life insurance premiums.



EMPLOYMENT CONTRACTS

     Reeves Brothers entered into employment agreements with Messrs. Cartagine and Lenoci during 1991 that provide for base compensation and participation in the Management Incentive Bonus Plan, plus certain other benefits.


DIRECTORS' COMPENSATION

     Reeves and Reeves Brothers pay no remuneration to directors for serving as such.


PENSION PLANS


                        Annual Pension at Age 65 After Years of Service

   Remuneration            15        20        25        30        35

    $ 125,000          $ 21,357  $ 30,732  $ 40,107  $ 49,482  $ 58,857
      150,000            26,982    38,232    49,482    60,732    71,982
      175,000            32,607    45,732    58,857    71,982    85,107
      200,000            38,232    53,232    68,232    83,232    98,232
      225,000            43,857    60,732    77,607    94,482   111,357
      250,000            49,482    68,232    86,982   105,732   118,800
      300,000            60,732    83,232   105,732   118,800   118,800
      350,000            71,982    98,232   118,800   118,800   118,800



Notes To Pension Plan Table

     (A)(1) Compensation covered by the tax-qualified salaried employees pension plan each year is generally all compensation reported on a participant's Form W-2. The plan's formula is based on average compensation for the participant's highest five consecutive calendar years. However, except in the cases of Messrs. Cartagine and Lenoci, compensation for any year is limited by the compensation cap for that year under section 401(a)(17) of the Internal Revenue Code.
For 1993, that limit is $235,840.  A supplemental plan provides
Messrs. Cartagine and Lenoci the benefits limited under the tax-qualified plan.

     (2) Starting in 1994, the maximum annual compensation that may be taken into account is $150,000. Participants in the pension plan prior to 1994 may have accrued higher benefits than those shown in the table to the extent their average highest compensation exceeded $150,000. Those higher accrued benefits are preserved by law.

     (3) For 1994, the maximum benefit under the pension plan is $118,800.

     (B)  Years of service for named executive officers:

        Officer                Years of Service

    Anthony L. Cartagine             30.02
    Douglas B. Hart                   4.42
    James W. Hart, Jr.                9.68
    Steven W. Hart                   10.59
    V. William Lenoci                26.63

     (C) Benefits are computed on the basis of a straight life annuity and are reduced by 50% of the participant's primary Social Security benefit.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN
 COMPENSATION DECISIONS

    The Reeves' and Reeves Brothers' Boards of Directors do not have compensation committees, and all final compensation decisions are made by the respective Boards of Directors. The Reeves Brothers Salary Compensation Committee, which is comprised of Douglas B. Hart, James W. Hart, Jr., Steven W. Hart and Patrick M. Walsh, all of whom are officers of Reeves Brothers, advises Reeves Brothers' Board with respect to compensation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Ownership of Common Stock of Reeves

         The following table sets forth certain information at March 31, 1994 with respect to ownership of Reeves and Hart Holding common stock by each person who is known to own beneficially, or who may be deemed to own beneficially, more than 5% of the outstanding shares of common stock, directors, the chief executive officer, the other four most highly compensated executive officers and all directors and executive officers as a group. Unless otherwise stated, common stock is directly owned.

                                                    Reeves
                                         -----------------------------
                                         Amount and
     Name and                            Nature of          Percent of
    address of                           beneficial           Class
 beneficial owner                        ownership

Hart Holding Company
 Incorporated                            35,021,666           100.0%
1120 Boston Post Road
Darien, CT  06820

Anthony L. Cartagine (1)                          0             0.0%
104 West 40th Street
New York, NY  10018

Douglas B. Hart                                   0             0.0%
1120 Boston Post Road
Darien, CT  06820

James W. Hart (2)                        36,421,666           100.0%
1120 Boston Post Road
Darien, CT  06820

James W. Hart, Jr. (3)                            0             0.0%
1120 Boston Post Road
Darien, CT  06820

Steven W. Hart (4)                                0             0.0%
1120 Boston Post Road
Darien, CT  06820

V. William Lenoci (5)                             0             0.0%
Highway 29 South
Spartanburg, SC  29304

Directors and Executive
Officers as a Group (6)                  36,421,666           100.0%


(1) As of March 31, 1994, Anthony L. Cartagine is the indirect beneficial owner of 1,000 shares of Hart Holding's common stock, respresenting less than 1% of such outstanding common stock.

(2) On January 26, 1994, James W. Hart was granted an option to purchase up to 3,800,000 shares of common stock of Reeves, which has an expiration date of December 31, 2023. The option is exercisable at $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date). Mr. James W. Hart and Hart Holding may be deemed to be controlling persons of Reeves.

        As of March 31, 1994, James W. Hart is the beneficial owner of 13,623,507 shares of Hart Holding's commmon stock (94.6%) of which (i) 12,123,507 shares are owned directly, and (ii) 1,500,000 shares are subject to a presently exercisable option (the "Hart Holding Option") issued in November 1993.
        The Hart Holding Option expires on December 31, 2028 and provides for the issuance of up to 4,000,000 shares upon exercise of options as follows: 1,500,000 immediately exercisable at $2.25 per share; 1,500,000 exercisable one year from grant date at $2.50 per share; and 1,000,000 exercisable two years from grant date at $2.75 per share.

(3) As of March 31, 1994, James W. Hart, Jr. is the beneficial owner of 60,300 shares of Hart Holding common stock
        (representing less than 1% of such outstanding common stock), of which 300 shares are owned directly and the balance is subject to a presently exercisable option.

(4) As of March 31, 1994, Steven W. Hart is the beneficial owner of 240,300 shares of Hart Holding common stock (1.9%) of which 180,300 shares are owned directly and the balance is subject to a presently exercisable option.

(5) As of March 31, 1994, V. William Lenoci is the beneficial owner of 5,000 shares of Hart Holding common stock, representing less than 1% of such outstanding common stock.

(6) As of March 31, 1994, the directors and executive officers of Hart Holding as a group beneficially own an aggregate of 13,930,107 shares of Hart Holding common stock (96%).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of the Company, Hart Holding, the Company, Reeves Brothers and three subsidiaries of Reeves Brothers entered into a Tax Allocation Agreement dated as of May 1, 1986, which has been amended and restated from time to time (the "Tax Agreement"). The Tax Agreement provides that Hart Holding and its subsidiaries will file consolidated federal income tax returns as long as they remain members of the same affiliated group. Pursuant to the Tax Agreement, the Company and its subsidiaries generally will pay to Hart Holding amounts equal to the taxes that the Company and its subsidiaries would otherwise have to pay if they were to file separate federal, state or local income tax returns but for the use of tax deductible items of Hart Holding.

     Hart Holding charges a management fee and allocates portions of its corporate expenses to Reeves on a monthly basis. The management fee and expense allocation aggregated $1.2 million, $1.9 million and $1.8 million for the years ended December 31, 1991, 1992 and 1993, respectively.

     Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into Reeves with Reeves surviving the merger. HHCI, Inc. was formed as a shell corporation
(no operations) with a $300,000 capital contribution from Hart Holding. As a result of this merger, Hart Holding obtained ownership of 100% of the outstanding shares of common stock of Reeves and the other stockholders of Reeves received $.56 in cash for each share held by such stockholders.


                              PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K


     (a) The following documents are filed as part of this report:

         1.  Consolidated Financial Statements of Reeves
              Industries, Inc. and Subsidiary:

              Report of Independent Accountants

              Consolidated Balance Sheet at December 31,
               1992 and 1993

              Consolidated Statement of Income for the
               years ended December 31, 1991, 1992, and 1993

              Consolidated Statement of Changes in Stockholder's
               Equity for the years ended December 31, 1991, 1992, and 1993

              Consolidated Statement of Cash Flows for the years
               ended December 31, 1991, 1992, and 1993

              Notes to Consolidated Financial Statements


         2.  Financial Statement Schedules for the years ended
              December 31, 1991, 1992 and 1993

              Schedule V - Property, plant and equipment

              Schedule VI - Accumulated depreciation, depletion and
               amortization of property, plant and equipment

              Schedule VIII - Valuation and qualifying accounts

              Schedule X - Supplementary income statement
               information

              All other schedules are omitted because they
               are not applicable or required information is shown in the consolidated financial statements or notes thereto.


         3.  Exhibits

Exhibit No.  Name


3.1        @  Restated Certificate of Incorporation of Reeves Industries, Inc.

3.2 (1)       Bylaws of Reeves Industries, Inc.

4.1 (2) Purchase Agreement, dated as of May 1, 1986, among Schick Acquisition Corp., A.R.A. Manufacturing Company of
              Delaware, Inc. and each of the Purchasers.

4.2 (2) Subordinated Debenture Indenture, dated as of May 1, 1986, between Schick Acquisition Corp. and Fleet National Bank, as Trustee (the "Subordinated Debenture Trustee").

4.3 (2) First Supplemental Indenture, dated as of May 6, 1986, between Reeves Industries, Inc. and the Subordinated Debenture Trustee.

4.4 (2) Second Supplemental Indenture, dated as of October 15, 1986, between Reeves Industries, Inc. and the Subordinated Debenture Trustee.

4.5 (3) Third Supplemental Indenture, dated as of March 24, 1988, between Reeves Industries, Inc. and the Subordinated Debenture Trustee.

4.6 (4) Fourth Supplemental Indenture, dated as of May 7, 1991, between Reeves Industries, Inc. and the Subordinated Debenture Trustee.

4.7 (1) Fifth Supplemental Indenture, dated as of June 30, 1992, between Reeves Industries, Inc. and the Subordinated Debenture Trustee.

4.8 (2) Registration Rights Agreement, dated as of May 1, 1986, among Schick Acquisition Corp. and the purchasers.

4.9 (5) Senior Note Indenture dated as of June 1, 1992, between Reeves Industries, Inc. and Chemical Bank, as Trustee.

10.01 (1)     Credit Agreement, dated as of August 6, 1992 (the "Credit
              Agreement") among Reeves Brothers, Inc., Reeves Indus-tries, Inc., the Banks signatory thereto and Chemical
              Bank, as Agent.

10.02 (6)     First Amendment, Waiver and Consent, dated as of October
              25, 1993, to the Credit Agreement.

10.03      @  Second Amendment, dated as of December 28, 1993, to the
              Credit Agreement.

10.04 (7)     Tax Allocation Agreement, effective as of January 1, 1992
              by and among Hart Holding Company Incorporated, Reeves
              Industries, Inc., Reeves Brothers, Inc., Fenchurch, Inc.,
              Turner Trucking Company, Reeves Penna, Inc., A.R.A.
              Manufacturing Company, Hart Investment Properties Corpo-ration and Hart Capital Corporation.

10.05 (8)  *  Reeves Corporate Management Incentive Bonus Plan.

10.06 (4)  *  Employment Agreement dated July 1, 1991, between Reeves
              Brothers, Inc. and Anthony L. Cartagine.

10.07      @* Employment Agreement dated November 1, 1991, and amended
              May 18, 1993, between Reeves Brothers, Inc. and Vito W.
              Lenoci.

10.08      @* Reeves Brothers, Inc. 401(a)(17) Plan, effective January
              1, 1989.

10.09      @  Non-Qualified Stock Option Agreement, dated as of January
              26, 1994, between Reeves Industries, Inc. and James W.
              Hart.

10.10 (6)     Agreement and Plan of Merger, dated as of October 22,
              1993, between Reeves Industries, Inc. and HHCI, Inc.

10.11 (4)     Lease Agreement, dated March 28, 1991, between Springs
              Industries, Inc., Lessor, and Reeves Brothers, Inc.,
              Lessee.

11 Calculation of primary and fully diluted earnings per common share.

12            Computation of Ratio of Earnings to Fixed Charges.

21            Subsidiaries of Reeves Industries, Inc.


(1) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves Industries' Annual Report on Form 10-K dated March 31, 1993, which is incorporated by reference herein.

(2) Previously filed by Reeves Industries, Inc. as an exhibit to Newreeveco's Registration Statement on Form S-1, Registration No. 33-8192, dated August 21, 1986, as amended October 20, 1986, which is incorporated by reference herein.

(3) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves Industries' Annual Report on Form 10-K dated April 12, 1988, which is incorporated by reference herein.

(4) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves Industries' Annual Report of Form 10-K dated March 30, 1992, which is incorporated by reference herein.

(5) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves Industries' Quarterly Report on Form 10-Q dated August 12, 1992, which is incorporated by reference herein.

(6) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves Industries' Quarterly Report on Form 10-Q dated
         November 10, 1993, which is incorporated by reference herein.

(7) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves Industries' Registration Statement on Form S-2, Registration No. 33-47254, dated April 16, 1992, as amended May 28, 1992, which is incorporated by reference herein.

(8) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves Industries' Annual Report on Form 10-K dated March 28, 1991, which is incorporated by reference herein.

         @  Available from the Company.

         *  Management contract or compensatory plan filed pursuant to
            Item 14(c) of this report.


         (b)  Reports on Form 8-K:

    There were no reports on Form 8-K filed during the fourth quarter of 1993.

                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REEVES INDUSTRIES, INC.
                                          Registrant

    Date:   March 31, 1994          By:  /s/ Steven W. Hart
                                         ------------------
                                          Steven W. Hart
                                          Executive Vice President
                                          and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                     Date


(i) Principal Executive Officer:

/s/ James W. Hart, Jr.  President, Chief            March 31, 1994
                        Executive Officer and
James W. Hart, Jr.      Chief Operating Officer


(ii) Principal Financial Officer:

/s/ Steven W. Hart      Executive Vice President,   March 31, 1994
                        Chief Financial Officer
Steven W. Hart


(iii) Principal Accounting Officer:

/s/ Joseph P. O'Brien   Vice President - Finance    March 31, 1994

Joseph O'Brien


(iii) A Majority of the Board of Directors:

/s/ James W. Hart       Director                    March 31, 1994

James W. Hart

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


     No annual report to security holders covering the Registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent to security holders of the Registrant.


                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                   REEVES INDUSTRIES, INC. AND SUBSIDIARY
                                               (In thousands)

  For the                                   Balance                                             Balance at
Year Ended                                 Beginning    Additions                                  End
December 31    Classification              of Period     at Cost     Retirements    Other(1)    of Period
- ----------------------------------------------------------------------------------------------------------

1991           Land and land improvements   $   886                                 $    39     $   925
               Buildings and improvements     9,768      $ 1,548       $   (20)         (52)     11,244
               Machinery and equipment       43,790        9,467        (2,275)        (137)     50,845
                                            -------      -------       -------      -------     -------
                    Total                   $54,444      $11,015       $(2,295)     $  (150)    $63,014
                                            =======      =======       =======      =======     =======

1992           Land and land improvements   $   925      $    50                    $  (181)    $   794
               Buildings and improvements    11,244        4,406                     (1,295)     14,355
               Machinery and equipment       50,845       11,332       $(2,397)      (2,979)     56,801
                                            -------      -------       -------      -------     -------
                    Total                   $63,014      $15,788       $(2,397)     $(4,455)    $71,950
                                            =======      =======       =======      =======     =======

1993           Land and land improvements   $   794      $    65                    $   (62)    $   797
               Buildings and improvements    14,355        2,699                       (400)     16,654
               Machinery and equipment       56,801       13,742       $(2,973)      (2,170)     65,400
                                            -------      -------       -------      -------     -------
                    Total                   $71,950      $16,506       $(2,973)     $(2,632)    $82,851
                                            =======      =======       =======      =======     =======
- --------------
(1)            Primarily a result of fluctuations in exchange rates.


                        SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                            AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                               REEVES INDUSTRIES, INC. AND SUBSIDIARY
                                           (In thousands)

  For the                                   Balance                                               Balance at
Year Ended                                 Beginning                                  Other          End
December 31    Classification              of Period    Additions    Retirements    Changes(1)    of Period
- ------------------------------------------------------------------------------------------------------------

1991           Buildings and improvements   $ 3,411      $  639        $   (20)      $   (29)      $ 4,001
               Machinery and equipment       20,088       5,312         (2,275)         (745)       22,380
                                            -------      ------        -------       -------       -------
                    Total                   $23,499      $5,951        $(2,295)      $  (774)      $26,381
                                            =======      ======        =======       =======       =======

1992           Buildings and improvements   $ 4,001      $  660                      $  (236)      $ 4,425
               Machinery and equipment       22,380       6,116        $(2,397)       (2,100)       23,999
                                            -------      ------        -------       -------       -------
                    Total                   $26,381      $6,776        $(2,397)      $(2,336)      $28,424
                                            =======      ======        =======       =======       =======

1993           Buildings and improvements   $ 4,425      $  949                      $  (199)      $ 5,175
               Machinery and equipment       23,999       6,255        $(2,973)       (1,020)       26,261
                                            -------      ------        -------       -------       -------
                                            $28,424      $7,204        $(2,973)      $(1,219)      $31,436
                                            =======      ======        =======       =======       =======
- --------------
(1)            Primarily a result of fluctuations in exchange rates.

           SCHEDULE VIII - ANALYSIS OF THE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                        REEVES INDUSTRIES, INC. AND SUBSIDIARY
                                     (In thousands)
     Column A                 Column B                Column C                   Column D       Column E
    Description              Balance at               Additions                 Deductions     Balance at
                            beginning of                                         describe        end of
                               period    charged (credited)  charged to other                    period
                                            to costs and   accounts - describe
                                              expenses

December 31, 1990 Balance     $ 2,477
Provision                                   $     (49)
Recoveries                                                       $   110
Write-offs                                                                       $  (457)
                              -------       ---------            -------         -------          -------
December 31, 1991 Balance     $ 2,477       $     (49)           $   110         $  (457)         $ 2,081
                              =======       =========            =======         =======          =======

Provision                                   $    (148)
Recoveries                                                       $    23
Write-offs                                                                       $  (386)
                              -------       ---------            -------         -------          -------
December 31, 1992 Balance     $ 2,081       $    (148)           $    23         $  (386)         $ 1,570
                              =======       =========            =======         =======          =======

Provision                                   $     427
Recoveries                                                       $   108
Write-offs                                                                       $  (638)
                              -------       ---------            -------         -------          -------
December 31, 1993 Balance     $ 1,570       $     427            $   108         $  (638)         $ 1,467
                              =======       =========            =======         =======          =======

      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

             REEVES INDUSTRIES, INC. AND SUBSIDIARY


Column A                                 Column B
                                        Charged to
Item (1)                            Costs and Expenses
                                    ------------------
                                      (In thousands)


Maintenance and repairs

 Year ended December 31, 1991            $  7,922
                                         ========

 Year ended December 31, 1992            $  7,745
                                         ========

 Year ended December 31, 1993            $  6,328
                                         ========

(1)  Other items are less than 1% of revenues or not applicable.




                             INDEX TO EXHIBITS

Exhibit No.                   Name

3.1         Restated Certificate of Incorporation of Reeves Industries, Inc.

10.03       Second Amendment, dated as of December 28, 1993, to the Credit
             Agreement.

10.07       Employment Agreement dated November 1, 1991, and amended May 18,
             1993, between Reeves Brothers, Inc. and Vito W. Lenoci.

10.08       Reeves Brothers, Inc. 401(a)(17) Plan, effective January 1, 1989.

10.09       Non-Qualified Stock Option Agreement, dated as of January 26,
             1994, between Reeves Industries, Inc. and James W. Hart.

11          Calculation of primary and fully diluted earnings per common share.

12          Computation of Ratio of Earnings to Fixed Charges.

21          Subsidiaries of Reeves Industries, Inc.