Form 10-Q
period 1994-04-03
REEVES INDUSTRIES INC /DE/
filed 1994-05-17
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 3, 1994

                                 OR

  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________ to _________

                    Commission file number 1-4148

                       REEVES INDUSTRIES, INC.
       ______________________________________________________
       (Exact name of registrant as specified in its charter)


               Delaware                     57-0735790
    _______________________________   ______________________
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)    Identification Number)


           Highway 29 South
         Post Office Box 1898
          Spartanburg, S. C.                   29304
________________________________________    __________
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (803)576-1210
_________________________________________________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  x   No

35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on May 17, 1994.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

                                   INDEX

PART I.  FINANCIAL INFORMATION                           PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
           December 31, 1993 and April 3, 1994             3

         Condensed Consolidated Statement of Income
           for the quarters ended March 28, 1993
           and April 3, 1994                               5

         Condensed Consolidated Statement of Changes
           in Stockholder's Equity for the quarter
           ended April 3, 1994                             6

         Condensed Consolidated Statement of Cash
           Flows for the quarters ended March 28,
           1993 and April 3, 1994                          7

         Notes to Condensed Consolidated Financial
           Statements                                      8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 15


SIGNATURES                                                16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  April 3,
                                              1993        1994
                                          ------------  --------
                ASSETS

Current assets
 Cash and cash equivalents of $7,222
   and $380                                 $ 12,015    $  4,829
 Accounts receivable, less allowance for
   doubtful accounts of $1,467 and $1,567     45,925      49,562
 Inventories (Note A)                         33,969      38,531
 Deferred income taxes                         5,442       5,442
 Other current assets                          3,300       4,463
                                            --------    --------
     Total current assets                    100,651     102,827
                                            --------    --------
Property, plant and equipment, at cost
 less accumulated depreciation                51,415      55,397
Unamortized financing costs, less
 accumulated amortization of $1,177
 and $1,340                                    3,946       3,783
Goodwill, less accumulated amortization
 of $9,431 and $9,766                         43,357      43,022
Deferred income taxes                          2,153       1,806
Other assets                                   1,503       1,652
                                            --------    --------
     Total assets                           $203,025    $208,487
                                            ========    ========

REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  April 3,
                                              1993        1994
                                          ------------  --------

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
 Accounts payable                           $ 22,810    $ 21,212
 Accrued expenses and other
   liabilities                                21,197      19,129
                                            --------    --------
     Total current liabilities                44,007      40,341
Long-term debt (Note B)                      132,677     138,402
Deferred income taxes                          4,367       4,357
Other liabilities                                563         522
                                            --------    --------
     Total liabilities                       181,614     183,622
                                            --------    --------
Stockholder's equity (Note C)
 Common stock, $.01 par value, 50,000,000
   shares authorized; 35,021,666 shares
   issued and outstanding                        350         350
 Capital in excess of par value                5,099       5,099
 Retained earnings                            19,964      22,201
 Equity adjustments from translation          (4,002)     (2,785)
                                            --------    --------
                                              21,411      24,865
                                            --------    --------
Commitments and contingencies
                                            --------    --------
     Total liabilities and
      stockholder's equity                  $203,025    $208,487
                                            ========    ========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except per share data)
                                                Quarter Ended
                                            ---------------------
                                            March 28,    April 3,
                                              1993         1994
                                            ---------    --------

Net sales                                    $63,780     $72,997
Cost of sales                                 50,269      58,317
                                             -------     -------
Gross profit on sales                         13,511      14,680

Selling, general and
 administrative expenses                       7,701       7,252
                                             -------     -------
Operating income                               5,810       7,428

Other income (expense)
 Other income, net                                22          18
 Interest expense and amortization of
  financing costs and debt discounts          (4,144)     (4,085)
                                             -------     -------
                                              (4,122)     (4,067)
                                             -------     -------
Income before income taxes                     1,688       3,361
Income taxes                                     300       1,124
                                             -------     -------
Net income                                   $ 1,388     $ 2,237
                                             =======     =======


Earnings per common share (Exhibit 11)
 Primary and fully diluted

  Net income                                 $   .04     $   .06
                                             =======     =======


 Weighted average number of common
  shares outstanding

  Primary and fully diluted                   34,968      35,022
                                             =======     =======



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDER'S EQUITY
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)


                  Common Stock     Capital                 Equity
                 $0.01 Par Value  in Excess              Adjustments
                  -------------      of       Retained      From
                  Shares Amount   Par Value   Earnings   Translation    Total
                  ------ ------   ---------   --------   -----------    -----
Balance at
 December 31,
 1993             35,022   $350   $  5,099    $ 19,964    $ (4,002)   $ 21,411

Net income                                       2,237                   2,237

Translation
 adjustments                                                 1,217       1,217
                  ------   ----   --------    --------    --------    --------
Balance at
 April 3,
 1994             35,022   $350   $  5,099    $ 22,201    $ (2,785)   $ 24,865
                  ======   ====   ========    ========    ========    ========




See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                                               Quarter Ended
                                            --------------------
                                            March 28,   April 3,
                                              1993        1994
                                            ---------   --------

OPERATING ACTIVITIES
 Net income                                  $ 1,388     $ 2,237
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                2,372       2,496
  Changes in operating assets and
   liabilities                                (7,717)    (12,458)
  Translation adjustments                       (698)        327
                                             -------     -------
NET CASH USED BY OPERATING ACTIVITIES         (4,655)     (7,398)
                                             -------     -------
INVESTING ACTIVITIES
 Purchases of property, plant,
  and equipment                               (2,051)     (5,686)
 Other                                           892
                                             -------     -------
NET CASH USED BY INVESTING ACTIVITIES         (1,159)     (5,686)
                                             -------     -------
FINANCING ACTIVITIES
 Net borrowings on revolving loan              7,300       5,700
                                             -------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES      7,300       5,700
                                             -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         (175)        198
                                             -------     -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          1,311      (7,186)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     4,515      12,015
                                             -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 5,826     $ 4,829
                                             =======     =======



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REEVES INDUSTRIES, INC. AND SUBSIDIARY

APRIL 3, 1994

GENERAL

    Reeves Industries, Inc., incorporated in Delaware in 1982 ("Reeves"), a wholly-owned subsidiary of Hart Holding Company Incorporated ("Hart Holding"), is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers"). Reeves Brothers is a diversified industrial company with operations in two principal business segments, industrial coated fabrics, conducted through its Industrial Coated Fabrics Group ("ICF"), and apparel textiles, conducted through its Apparel Textile Group ("ATG").

    The accompanying unaudited condensed consolidated financial statements of Reeves have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For such information, refer to the consolidated financial statements and footnotes thereto included in Reeves' annual report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 31, 1994. The condensed consolidated financial statements so presented are, in the opinion of management, inclusive of all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position as of April 3, 1994, and the results of operations and cash flows for the quarters ended March 28, 1993 and April 3, 1994.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

APRIL 3, 1994


NOTE A - INVENTORIES

    Inventories at December 31, 1993 and April 3, 1994, were comprised of the following (in thousands):

                                      December 31,   April 3,
                                          1993         1994
                                      ------------   --------

Raw materials                            $ 6,815     $ 7,833
Work in process                            8,792      11,925
Manufactured and finished goods           18,362      18,773
                                         -------     -------
                                         $33,969     $38,531
                                         =======     =======

    Approximately 27% and 25% of Reeves' inventories at December 31, 1993 and April 3, 1994, are valued using the last-in, first-out ("LIFO") method. Interim LIFO determinations, including those as of April 3, 1994, are based on management's estimates of expected year end inventory levels and costs.


NOTE B - LONG-TERM DEBT

    Long-term debt at December 31, 1993 and April 3, 1994, consisted of the following (in thousands):

                                      December 31,   April 3,
                                          1993         1994
                                      ------------   --------

11% Senior Notes due July 15, 2002,
 net of unamortized discount of
 $747 and $725                          $121,753    $121,775
13 3/4% Subordinated Debentures due
 May 1, 2000, net of unamortized
 discount of $76 and $73                  10,924      10,927
Revolving loan payable to bank                         5,700
                                        --------    --------
                                        $132,677    $138,402
                                        ========    ========

REEVES INDUSTRIES, INC. AND SUBSIDIARY

APRIL 3, 1994


    In June 1992, Reeves completed a public offering of $122,500,000 of 11% Senior Notes due 2002 (the "Senior Notes"). Proceeds of the offering were used to redeem all of Reeves' then outstanding 12 1/2% Senior Notes and 13% Senior Subordinated Debentures and to pay and terminate the revolving loan outstanding under a prior loan agreement.

    Reeves is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

    On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993, and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (6 1/4% at April 3, 1994), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan is due December 31, 1995. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of April 3, 1994, Reeves had available borrowings, net of $1,389,000 of outstanding letters of credit, of $27,911,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

    The Senior Notes, Revolving Loan, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

APRIL 3, 1994


    Refer to Reeves' Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange
Commission on March 31, 1994, for a more complete description of the Senior Notes, the Revolving Loan and the 13 3/4% Subordinated
Debentures.


NOTE C - STOCKHOLDER'S EQUITY

    On January 26, 1994, the Board of Directors approved a non-qualified stock option agreement between Reeves and the Chairman of the Board of Directors. The agreement grants an option to purchase up to 3,800,000 shares of common stock of Reeves, par value $.01 per share, and has an expiration date of December 31, 2023. The option is exercisable at $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date).

    On March 9, 1994, Hart Holding organized Reeves Holdings, Inc. as a wholly-owned subsidiary (the "Issuer") through a capital contribution of $1,000. The Issuer was formed for the purpose of holding all of the outstanding common stock of Reeves. On March 31, 1994, the Issuer filed a Registration Statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of offering Senior Discount Debentures due 2006 anticipated to yield proceeds of $100,000,000. As of May 17, 1994 Reeves' common stock has not been contributed to the Issuer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following table and the discussion which follows presents
Reeves' sales and operating income by segment for the quarters ended March 28, 1993 and April 3, 1994 (in thousands):


                                               Quarter Ended
                                           ----------------------
                                           March 28,     April 3,
                                             1993          1994
                                           ---------     --------

Net Sales:
  Industrial Coated Fabrics Group           $31,066      $37,264
  Apparel Textile Group                      32,714       35,733
                                            -------      -------
    Total Net Sales                         $63,780      $72,997
                                            =======      =======

Operating Income:
  Industrial Coated Fabrics Group           $ 6,641      $ 6,651
  Apparel Textile Group                       1,841        3,004
  Corporate Expenses                         (2,672)      (2,227)
                                            -------      -------
    Total Operating Income                  $ 5,810      $ 7,428
                                            =======      =======
  Operating Income as a Percent
   of Net Sales                                9.1%        10.2%
                                            =======      =======



        THREE MONTHS ENDED MARCH 28, 1993 COMPARED WITH
               THREE MONTHS ENDED APRIL 3, 1994


NET SALES
- ---------

         Reeves' total net sales increased 14.5% for the first quarter of 1994 compared to the first quarter of 1993. ICF's net sales represented 51.0% of Reeves' total net sales for the first quarter of 1994 compared to 48.7% for the comparable period in 1993. ATG net sales represented 49.0% of Reeves' total net sales for the first quarter of 1994 compared to 51.3% for the comparable period in 1993.

         ICF's net sales increased 20.0% during the first quarter of 1994 compared to the first quarter of 1993. ICF's net sales increased primarily due to higher unit volume in the coated automotive airbag material product line. This increase was offset by a decrease in other coated fabrics product lines, primarily less military business.

         ATG's net sales increased 9.2% during the first quarter of 1994 compared to the first quarter of 1993. ATG's net sales increase reflects growth in unit volume in the finished goods division.


OPERATING INCOME
- ----------------

         Operating income for the first quarter of 1994 was $7.4 million compared to $5.8 million for the first quarter of 1993. As a percentage of net sales, operating income increased to 10.2% of net sales for the first quarter of 1994 compared to 9.1% in the same period of 1993.

         ICF's operating income for the first quarter of 1994 was above the operating income for the first quarter of 1993. Increases in operating income generated by the coated automotive airbag material product line were offset by: (i) lower volume in the other coated fabrics product lines, (ii) foreign currency exchange losses resulting from the strengthening of the Italian Lira against most other currencies, and (iii) start-up costs associated with the introduction of a new generation of printing blankets and new coated fabrics product lines.

         ATG's operating income for the first quarter of 1994 increased by 63.2% as compared to the first quarter of 1993, primarily as a result of increased sales volume in the finished goods division and manufacturing cost reductions. The manufacturing cost reductions resulted principally from prior capital investments.

         Corporate expenses decreased 16.7% during the first quarter of 1994 compared to the first quarter of 1993. The decrease resulted primarily from a gain related to the settlement of a pension obligation of a previously discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         In June 1992, Reeves completed a public offering of $122,500,000 of 11% Senior Notes due 2002 (the "Senior Notes"). Proceeds of the offering were used to redeem all of Reeves' then outstanding 12 1/2% Senior Notes and 13% Senior Subordinated Debentures and to pay and terminate the revolving loan outstanding under a prior loan agreement.

         Reeves is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

         On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993, and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (6 1/4% at April 3, 1994), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan is due December 31, 1995. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of April 3, 1994, Reeves had available borrowings, net of $1,389,000 of outstanding letters of credit, of $27,911,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

         The Senior Notes, Revolving Loan, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

         Reeves believes that its cash flow from operations, available leasing capacity and funds available under the Revolving Loan will be sufficient to fund working capital needs, capital expenditure requirements, and debt service obligations in future years.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits            Description            Page
         --------            -----------            ----

         Exhibit 11    Computation of Earnings
                        Per Common Share             17

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended April 3, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REEVES INDUSTRIES, INC.

DATE:  May 17, 1994               By:  \s\ Steven W. Hart
                                      ___________________
                                      Steven W. Hart
                                      Chief Financial Officer