Form 10-Q
period 1994-07-03
REEVES INDUSTRIES INC /DE/
filed 1994-08-16
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 3, 1994

                                 OR

  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________ to _________

                    Commission file number 1-4148

                       REEVES INDUSTRIES, INC.
       ______________________________________________________
       (Exact name of registrant as specified in its charter)


               Delaware                     57-0735790
    _______________________________    _____________________
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)    Identification Number)


           Highway 29 South
         Post Office Box 1898
          Spartanburg, S. C.                   29304
________________________________________     _________
(Address of principal executive offices)    (Zip Code)


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


                                                    Yes  x   No

35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on August 16, 1994.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

                                   INDEX

PART I.  FINANCIAL INFORMATION                           PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
           December 31, 1993 and July 3, 1994              3

         Condensed Consolidated Statement of Income
           for the quarters and six months ended
           June 27, 1993 and July 3, 1994                  5

         Condensed Consolidated Statement of Changes
           in Stockholder's Equity for the six months
           ended July 3, 1994                              6

         Condensed Consolidated Statement of Cash
           Flows for the six months ended June 27,
           1993 and July 3, 1994                           7

         Notes to Condensed Consolidated Financial
           Statements                                      8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 16


SIGNATURES                                                17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,   July 3,
                                              1993        1994
                                          ____________  ________
                ASSETS

Current assets
 Cash and cash equivalents (including
  cash equivalents of $7,222 and $506)      $ 12,015    $  8,193
 Accounts receivable, less allowance for
   doubtful accounts of $1,467 and $1,675     45,925      54,695
 Inventories (Note A)                         33,969      38,370
 Deferred income taxes                         5,442       5,442
 Other current assets                          3,300       3,653
                                            --------    --------
     Total current assets                    100,651     110,353
                                            --------    --------
Property, plant and equipment, at cost
 less accumulated depreciation                51,415      60,132
Unamortized financing costs, less
 accumulated amortization of $1,177
 and $1,503                                    3,946       3,620
Goodwill, less accumulated amortization
 of $9,431 and $10,101                        43,357      42,687
Deferred income taxes                          2,153       1,299
Other assets                                   1,503       2,604
                                            --------    --------
     Total assets                           $203,025    $220,695
                                            ========    ========

REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,   July 3,
                                              1993        1994
                                          ____________  ________

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable                          $ 22,810    $ 25,417
  Accrued expenses and other
   liabilities                                21,197      24,851
                                            --------    --------
     Total current liabilities                44,007      50,268
Long-term debt (Note B)                      132,677     137,667
Deferred income taxes                          4,367       4,367
Other liabilities                                563         557
                                            --------    --------
     Total liabilities                       181,614     192,859
                                            --------    --------
Stockholder's equity (Note C)
  Common stock, $.01 par value, 50,000,000
   shares authorized; 35,021,666 shares
   issued and outstanding                        350         350
  Capital in excess of par value               5,099       5,099
  Retained earnings                           19,964      25,010
  Equity adjustments from translation         (4,002)     (2,623)
                                            --------    --------
                                              21,411      27,836
                                            --------    --------
Commitments and contingencies
                                            --------    --------
     Total liabilities and
      stockholder's equity                  $203,025    $220,695
                                            ========    ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except per share data)

                          Quarter Ended        Six Months Ended
                        __________________    __________________
                        June 27,   July 3,    June 27,   July 3,
                          1993      1994        1993      1994
                        --------  --------    --------  --------
Net sales               $ 74,897  $ 81,021    $138,677  $154,019
Cost of sales             59,242    63,647     109,511   121,965
                        --------  --------    --------  --------
Gross profit on sales     15,655    17,374      29,166    32,054

Selling, general and
 administrative expenses   8,872     8,467      16,573    15,719
                        --------  --------    --------  --------
Operating income           6,783     8,907      12,593    16,335

Other income (expense)
 Other income, net            26         7          48        24
 Interest expense and
   amortization of
   financing costs and
   debt discounts         (4,102)   (4,106)     (8,246)   (8,190)
                        --------  --------    --------  --------
                          (4,076)   (4,099)     (8,198)   (8,166)

Income before income
 taxes                     2,707     4,808       4,395     8,169
Income taxes                 977     1,999       1,277     3,123
                        --------  --------    --------  --------
Net income              $  1,730  $  2,809    $  3,118  $  5,046
                        ========  ========    ========  ========

Earnings per common
 share (Exhibit 11)
 Primary and fully
  diluted

  Net income            $    .05  $    .08    $    .09  $    .14
                        ========  ========    ========  ========

 Weighted average number
  of common shares
  outstanding

  Primary and
    fully diluted         34,968    35,022      34,968    35,022
                        ========  ========    ========  ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDER'S EQUITY
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)


               Common Stock      Capital                  Equity
              $0.01 Par Value   in Excess               Adjustments
              ---------------       of      Retained       From
              Shares  Amount    Par Value   Earnings    Translation   Total
              ______  ______    _________   ________    ___________   _____

Balance at
 December 31,
 1993         35,022    $350    $  5,099    $ 19,964     $ (4,002)   $ 21,411

Net income                                     5,046                    5,046

Translation
 adjustments                                                1,379       1,379
              ------    ----    --------    --------     --------    --------
Balance at
 July 3,
 1994         35,022    $350    $  5,099    $ 25,010     $ (2,623)   $ 27,836
              ======    ====    ========    ========     ========    ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                                              Six Months Ended
                                           ______________________
                                            June 27,     July 3,
                                              1993        1994
                                           _________    _________

OPERATING ACTIVITIES
 Net income                                 $ 3,118      $ 5,046
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
  Depreciation and amortization               4,719        5,231
  Changes in operating assets and
   liabilities                                1,700       (7,085)
  Translation adjustments                      (533)         235
                                            -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES     9,004        3,427
                                            -------      -------

INVESTING ACTIVITIES
 Purchases of property, plant,
  and equipment                              (2,147)     (12,448)
 Other                                         (315)
                                            -------      -------
NET CASH USED BY INVESTING ACTIVITIES        (2,462)     (12,448)
                                            -------      -------

FINANCING ACTIVITIES
 Net borrowings on revolving loan                          4,940
                                            -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  4,940
                                            -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         (61)         259
                                            -------      -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         6,481       (3,822)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    4,515       12,015
                                            -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $10,996      $ 8,193
                                            =======      =======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REEVES INDUSTRIES, INC. AND SUBSIDIARY

JULY 3, 1994

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

    The accompanying unaudited condensed consolidated financial statements of Reeves have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For such information, refer to the consolidated financial statements and footnotes thereto included in Reeves' annual report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 31, 1994. The condensed consolidated financial statements so presented are, in the opinion of management, inclusive of all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position as of July 3, 1994, and the results of operations and cash flows for the quarters and six months ended June 27, 1993 and July 3, 1994.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

JULY 3, 1994


NOTE A - INVENTORIES

    Inventories at December 31, 1993 and July 3, 1994, were comprised of the following (in thousands):

                                      December 31,    July 3,
                                          1993         1994
                                      ____________   ________

Raw materials                           $  6,815     $  8,559
Work in process                            8,792       13,146
Manufactured and finished goods           18,362       16,665
                                        --------     --------
                                        $ 33,969     $ 38,370
                                        ========     ========

    Approximately 27% and 31% of Reeves' inventories at December
31, 1993 and July 3, 1994, respectively, are valued using the last-in, first-out ("LIFO") method. Interim LIFO determinations, including those as of July 3, 1994, are based on management's estimates of expected year end inventory levels and costs.


NOTE B - LONG-TERM DEBT

    Long-term debt at December 31, 1993 and July 3, 1994, consisted of the following (in thousands):

                                      December 31,    July 3,
                                          1993         1994
                                      ____________   ________

11% Senior Notes due July 15, 2002,
 net of unamortized discount of
 $747 and $703                          $121,753     $121,797
13 3/4% Subordinated Debentures due
 May 1, 2000, net of unamortized
 discount of $76 and $70                  10,924       10,930
Revolving loan payable to bank                          4,940
                                        --------     --------
                                        $132,677     $137,667
                                        ========     ========

REEVES INDUSTRIES, INC. AND SUBSIDIARY

JULY 3, 1994


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

    On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993 (the "Credit Agreement"), and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (7 1/4% at July 3, 1994), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Credit Agreement terminates on December 31, 1995.
The Credit Agreement is secured by Reeves Brothers' accounts receivable and inventories. As of July 3, 1994, Reeves had available borrowings, net of $1,723,000 of outstanding letters of credit, of $28,337,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

    The Senior Notes, Credit Agreement, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

JULY 3, 1994


    Refer to Reeves' Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange
Commission on March 31, 1994, for a more complete description of the Senior Notes, the Credit Agreement and the 13 3/4% Subordinated Debentures.


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

    On March 9, 1994, Hart Holding organized Reeves Holdings, Inc. as a wholly-owned subsidiary (the "Issuer") through a capital contribution of $1,000. The Issuer was formed for the purpose of holding all of the outstanding common stock of Reeves. On March 31, 1994, the Issuer filed a Registration Statement on Form S-1 under the Securities Act of 1933, as amended on June 9, 1994, for the purpose of offering Senior Discount Debentures due 2006 anticipated to yield proceeds of $100,000,000. As of August 16, 1994 Reeves' common stock has not been contributed to the Issuer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following table and the discussion which follows present
Reeves' sales and operating income by segment for the quarters and six months ended June 27, 1993 and July 3, 1994 (in thousands):


                             Quarter Ended           Six Months Ended
                           __________________       __________________
                           June 27,   July 3,       June 27,   July 3,
                             1993      1994           1993      1994
                           ________  ________       ________  ________

Net Sales:
 Industrial Coated
  Fabrics Group             $36,066   $40,791       $ 67,132  $ 78,054
 Apparel Textile Group       38,831    40,230         71,545    75,965
                            _______   _______       ________  ________
         Total Net Sales    $74,897   $81,021       $138,677  $154,019
                            =======   =======       ========  ========


Operating Income:
 Industrial Coated
  Fabrics Group             $ 6,789   $ 8,390       $ 13,430  $ 15,021
 Apparel Textile Group        3,113     3,937          4,954     6,961
 Corporate Expenses          (3,119)   (3,420)        (5,791)   (5,647)
                            _______   _______       ________  ________
   Total Operating
    Income                  $ 6,783   $ 8,907       $ 12,593  $ 16,335
                            =======   =======       ========  ========

 Operating Income as a
  Percent of Net Sales         9.1%     11.0%           9.1%     10.6%
                               ====     =====           ====     =====



                  THREE MONTHS ENDED JUNE 27, 1993 COMPARED WITH
                         THREE MONTHS ENDED JULY 3, 1994


NET SALES

         Reeves' total net sales increased 8.2% for the second quarter of 1994 compared to the second quarter of 1993. ICF's net sales represented 50.3% of Reeves' total net sales for the second quarter of 1994 compared to 48.2% for the comparable period in 1993. ATG net sales represented 49.7% of Reeves' total net sales for the second quarter of 1994 compared to 51.8% for the comparable period in 1993.

         ICF's net sales increased 13.1% during the second quarter of 1994 compared to the second quarter of 1993. ICF's net sales increased primarily due to higher unit volume in the coated automotive airbag material product line. Additionally, a slight increase in sales growth was realized in the offset blankets product line. These increases were partially offset by a decrease in the coated fabrics product line, primarily military related business.

         ATG's net sales increased 3.6% during the second quarter of 1994 compared to the second quarter of 1993. ATG's net sales increase reflects growth in unit volume in the finished goods division.


OPERATING INCOME

         Operating income for the second quarter of 1994 was $8.9 million compared to $6.8 million for the second quarter of 1993. As a percentage of net sales, operating income increased to 11.0% of net sales for the second quarter of 1994 compared to 9.1% for the same period of 1993.

         ICF's operating income for the second quarter of 1994 increased by 23.6% as compared to the second quarter of 1993.
ICF's operating income increased primarily as a result of higher unit volume in the coated automotive airbag material product line and foreign currency exchange gains resulting from the weakening of the Italian Lira against most other currencies.

         ATG's operating income for the second quarter of 1994 increased by 26.5% as compared to the second quarter of 1993. This increase is a result of manufacturing cost reductions in the finishing division. The manufacturing cost reductions resulted principally from prior capital investments in more technologically advanced equipment. In addition, the greige goods division's margins were positively affected as a result of the conversion of the Woodruff, SC facility from a weaving operation to a captive yarn mill.

         Corporate expenses increased 9.7% during the second quarter of 1994 compared to the second quarter of 1993. The increase resulted primarily from second quarter 1994 expenses for outside consulting fees related to strategic planning and higher legal fees offset by lower management fees from Hart Holding.

                  SIX MONTHS ENDED JUNE 27, 1993 COMPARED WITH
                         SIX MONTHS ENDED JULY 3, 1994


NET SALES

         Reeves' total net sales increased 11.1% for the first six months of 1994 compared to the first six months of 1993. ICF's net sales represented 50.7% of Reeves' total net sales for the first six months of 1994 compared to 48.4% for the comparable period in 1993. ATG net sales represented 49.3% of Reeves' total net sales for the first six months of 1994 compared to 51.6% for the comparable period in 1993.

         ICF's net sales increased 16.3% during the first six months of 1994 compared to the first six months of 1993. ICF's net sales increased primarily due to higher unit volume in the coated automotive airbag material product line. Additionally, a slight increase in sales growth was realized in the offset blankets product line. These increases were partially offset by a decrease in the coated fabrics product line, primarily military related business.

         ATG's net sales increased 6.2% during the first six months of 1994 compared to the first six months of 1993. ATG's net sales increase reflects growth in unit volume in the finished goods division.


OPERATING INCOME

         Operating income for the first six months of 1994 was $16.3 million compared to $12.6 million for the first six months of 1993. As a percentage of net sales, operating income increased to 10.6% of net sales for the first six months of 1994 compared to 9.1% for the same period of 1993.

         ICF's operating income for the first six months of 1994 increased by 11.8% as compared to the first six months of 1993. ICF's operating income increased primarily as a result of higher unit volume in the coated automotive airbag material product line and foreign currency exchange gains resulting from the weakening of the Italian Lira against most other currencies.

         ATG's operating income for the first six months of 1994 increased by 40.5% as compared to the first six months of 1993. This increase is a result of increased sales volume in the finished goods division and manufacturing cost reductions in the finishing division. The manufacturing cost reductions resulted principally from prior capital investments in more technologically advanced equipment. In addition, the greige goods division's margins were positively affected as a result of the conversion of the Woodruff, SC facility from a weaving operation to a captive yarn mill.

         Corporate expenses decreased 2.5% during the first six months of 1994 compared to the first six months of 1993. The decrease resulted primarily from a gain related to the settlement of a pension obligation of a previously discontinued operation and lower management fees from Hart Holding offset by higher outside consulting fees related to strategic planning and legal fees.


LIQUIDITY AND CAPITAL RESOURCES

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

         On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993 (the "Credit Agreement"), and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit
(the "Revolving Loan") and letter of credit facility.  The
Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (7 1/4% at July 3, 1994), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar
Rate decline based on a ratio of earnings to fixed charges, as defined. The Credit Agreement terminates on December 31, 1995.
The Credit Agreement is secured by Reeves Brothers' accounts receivable and inventories. As of July 3, 1994, Reeves had available borrowings, net of $1,723,000 of outstanding letters of credit, of $28,337,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

         The Senior Notes, Credit Agreement, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

         In May 1994, Reeves received a $12.0 million commitment from an equipment lessor for long-term operating leases of equipment.
As of July 3, 1994, $5.3 million was utilized. Reeves believes that a substantial portion of the balance will be utilized in 1994.

         Reeves believes that its cash flow from operations, available leasing capacity and funds available under the Credit Agreement will be sufficient to fund working capital needs, capital expenditure requirements, and debt service obligations in future years.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits            Description            Page
         --------            -----------            ----

         Exhibit 11    Computation of Earnings
                        Per Common Share             18

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended July 3, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      REEVES INDUSTRIES, INC.

DATE:  August 16, 1994           By:  \s\ Steven W. Hart
                                      __________________
                                      Steven W. Hart
                                      Executive Vice President
                                      Chief Financial Officer