Form 10-Q
period 1994-10-02
REEVES INDUSTRIES INC /DE/
filed 1994-11-15
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 2, 1994

                                 OR

  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________ to _________

                    Commission file number 1-4148

                       REEVES INDUSTRIES, INC.
        _____________________________________________________
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


                                                    Yes  x   No

35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on November 15, 1994.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

                                   INDEX

PART I.  FINANCIAL INFORMATION                           PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
           December 31, 1993 and October 2, 1994           3

         Condensed Consolidated Statement of Income
           for the quarters and nine months ended
           September 26, 1993 and October 2, 1994          5

         Condensed Consolidated Statement of Changes
           in Stockholder's Equity for the nine months
           ended October 2, 1994                           6

         Condensed Consolidated Statement of Cash
           Flows for the nine months ended September 26,
           1993 and October 2, 1994                        7

         Notes to Condensed Consolidated Financial
           Statements                                      8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 17


SIGNATURES                                                18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  October 2,
                                              1993        1994
                                          ____________  _________
                ASSETS

Current assets
 Cash and cash equivalents (including
  cash equivalents of $7,222 and $487)     $  12,015    $  9,039
 Accounts receivable, less allowance for
  doubtful accounts of $1,467 and $1,437      45,925      52,149
 Inventories (Note A)                         33,969      39,193
 Deferred income taxes                         5,442       5,442
 Other current assets                          3,300       3,066
                                           ---------    --------
     Total current assets                    100,651     108,889
                                           ---------    --------
Property, plant and equipment, at cost
 less accumulated depreciation (Note B)       51,415      69,286
Unamortized financing costs, less
 accumulated amortization of $1,177
 and $1,666                                    3,946       3,457
Goodwill, less accumulated amortization
 of $9,431 and $10,436                        43,357      42,352
Deferred income taxes                          2,153       1,004
Other assets (Note C)                          1,503       4,031
                                           ---------    --------
     Total assets                          $ 203,025    $229,019
                                           =========    ========

REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  October 2,
                                              1993        1994
                                          ____________  _________

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
 Accounts payable                          $  22,810    $ 24,722
 Accrued expenses and other
   liabilities                                20,011      21,014
                                           ---------    --------
     Total current liabilities                42,821      45,736
Long-term debt (Note D)                      132,677     147,233
Deferred income taxes                          4,367       4,367
Other liabilities                              1,749       1,709
                                           ---------    --------
     Total liabilities                       181,614     199,045
                                           ---------    --------
Stockholder's equity (Note E)
 Common stock, $.01 par value, 50,000,000
   shares authorized; 35,021,666 shares
   issued and outstanding                        350         350
 Capital in excess of par value                5,099       5,099
 Retained earnings                            19,964      26,681
 Equity adjustments from translation          (4,002)     (2,156)
                                           ---------    --------
                                              21,411      29,974
                                           ---------    --------
Commitments and contingencies
                                           ---------    --------
     Total liabilities and
      stockholder's equity                 $ 203,025    $229,019
                                           =========    ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except per share data)

                           Quarter Ended       Nine Months Ended
                        __________________    __________________
                        Sept 26,   Oct 2,     Sept 26,   Oct 2,
                          1993      1994        1993      1994
                        --------  --------    --------  --------
Net sales               $ 66,654  $ 73,790    $205,331  $227,809
Cost of sales             51,954    60,214     161,465   182,179
                        --------  --------    --------  --------
Gross profit on sales     14,700    13,576      43,866    45,630

Selling, general and
 administrative expenses   9,104     6,429      25,677    22,148
                        --------  --------    --------  --------
Operating income           5,596     7,147      18,189    23,482

Other income (expense)
 Other income, net            38        11          86        35
 Interest expense and
   amortization of
   financing costs and
   debt discounts         (4,054)   (4,114)    (12,300)  (12,304)
                        --------   -------     -------   -------
                          (4,016)   (4,103)    (12,214)  (12,269)
                        --------   -------     -------   -------
Income before income
 taxes                     1,580     3,044       5,975    11,213
Income taxes                 541     1,373       1,818     4,496
                        --------  --------    --------  --------
Net income              $  1,039  $  1,671    $  4,157  $  6,717
                        ========  ========    ========  ========

Earnings per common
 share (Exhibit 11)
  Primary and fully
   diluted

   Net income           $    .03  $    .05    $    .12  $    .19
                        ========  ========    ========  ========

 Weighted average number
  of common shares
  outstanding

  Primary and
   fully diluted          34,968    35,022      34,968    35,022
                          ======    ======      ======    ======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDER'S EQUITY
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                 Common Stock   Capital              Equity
               $0.01 Par Value in Excess           Adjustments
               ---------------    of     Retained     From
               Shares  Amount  Par Value Earnings  Translation  Total
               ______  ______  _________ ________  ___________  _____

Balance at
 December 31,
 1993          35,022    $350    $5,099   $ 19,964   $ (4,002)  $21,411

Net income                                   6,717                6,717

Translation
 adjustments                                            1,846     1,846
               ------    ----    ------   --------   --------   -------
Balance at
 October 2,
 1994          35,022    $350    $5,099   $ 26,681   $ (2,156)  $29,974
               ======    ====    ======   ========   ========   =======


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                                              Nine Months Ended
                                           ______________________
                                            Sept 26,     Oct 2,
                                              1993        1994
                                            _________   _________

OPERATING ACTIVITIES
 Net income                                 $  4,157     $ 6,717
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization               6,919       7,743
   Changes in operating assets and
    liabilities                               (1,819)     (9,501)
   Translation adjustments                      (510)        230
                                            --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES      8,747       5,189
                                            --------     -------

INVESTING ACTIVITIES
 Purchases of property, plant,
  and equipment                               (6,555)    (23,077)
 Other                                          (536)
                                            --------     -------
NET CASH USED BY INVESTING ACTIVITIES         (7,091)    (23,077)
                                            --------     -------

FINANCING ACTIVITIES
 Net borrowings on revolving loan                         14,480
                                            --------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 14,480
                                            --------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         (208)        432
                                            --------     -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          1,448      (2,976)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     4,515      12,015
                                            --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  5,963     $ 9,039
                                            ========     =======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REEVES INDUSTRIES, INC. AND SUBSIDIARY

OCTOBER 2, 1994

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

    The accompanying unaudited condensed consolidated financial statements of Reeves have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For such information, refer to the consolidated financial statements and footnotes thereto included in Reeves' annual report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 31, 1994. The condensed consolidated financial statements so presented are, in the opinion of management, inclusive of all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position as of October 2, 1994, and the results of operations and cash flows for the quarters and nine months ended September 26, 1993 and October 2, 1994.

    Certain prior-year amounts have been reclassified to conform to the current-year presentation.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

OCTOBER 2, 1994


NOTE A - INVENTORIES

    Inventories at December 31, 1993 and October 2, 1994, were comprised of the following (in thousands):

                                      December 31,  October 2,
                                          1993         1994
                                      ____________  _________

Raw materials                           $  6,815     $ 9,108
Work in process                            8,792      10,603
Manufactured and finished goods           18,362      19,482
                                        --------     -------
                                        $ 33,969     $39,193
                                        ========     =======

    Approximately 27% and 31% of Reeves' inventories at December 31, 1993 and October 2, 1994, respectively, are valued using the last-in, first-out ("LIFO") method. Interim LIFO determinations, including those as of October 2, 1994, are based on management's estimates of expected year end inventory levels and costs.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

    The increase in property, plant and equipment from December 31, 1993 represents additions primarily to increase capacity and effect cost reductions and productivity improvements in the coated fabrics sector of Reeves' business, to develop weaving capacity for the automotive airbag materials business and to complete the modernization and selectively increase the capacity of ATG's operations.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

OCTOBER 2, 1994


NOTE C - LONG-TERM OTHER ASSETS

    The increase in long-term other assets from December 31, 1993 is due primarily to pre-operating costs related to the new weaving facility in Spartanburg, South Carolina which will weave automotive airbag fabric for the airbag material market. The gross amount of capitalized pre-operating costs at December 31, 1993 and October 2, 1994 were approximately $0.7 million and $2.4 million, respectively.

NOTE D - LONG-TERM DEBT

    Long-term debt at December 31, 1993 and October 2, 1994, consisted of the following (in thousands):

                                      December 31,  October 2,
                                          1993         1994
                                      ____________   ________

11% Senior Notes due July 15, 2002,
 net of unamortized discount of
 $747 and $681                         $121,753      $121,819
13 3/4% Subordinated Debentures due
 May 1, 2000, net of unamortized
 discount of $76 and $66                 10,924        10,934
Revolving loan payable to bank                         14,480
                                       ________      ________
                                       $132,677      $147,233
                                       ========      ========


    Reeves is required to make sinking fund payments with respect to the 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

OCTOBER 2, 1994


    On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993 (the "Credit Agreement"), and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. Currently, the Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/4% or Eurodollar Rate plus 2 1/4%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (7 3/4% at October 2, 1994), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Credit Agreement terminates on December 31, 1995. The Credit Agreement is secured by Reeves Brothers' accounts receivable and inventories. As of October 2, 1994, Reeves had available borrowings, net of $1,276,000 of outstanding letters of credit, of $19,244,000.
A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

    The 11% Senior Notes, Credit Agreement, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

    Refer to Reeves' Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 31, 1994, for a more complete description of the 11% Senior Notes, the Credit Agreement and the 13 3/4% Subordinated Debentures.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

OCTOBER 2, 1994


NOTE E - STOCKHOLDER'S EQUITY

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

    On March 9, 1994, Hart Holding organized Reeves Holdings, Inc. as a wholly-owned subsidiary ("Reeves Holdings") through a capital contribution of $1,000. Reeves Holdings was formed for the purpose of holding all of the outstanding common stock of Reeves. On March 31, 1994, Reeves Holdings filed a Registration Statement on Form S-1 under the Securities Act of 1933, as amended on June 9, 1994, for the purpose of offering Senior Discount Debentures due 2006 anticipated to yield proceeds of $100,000,000. As of November 15, 1994, Reeves Holdings has not issued the Senior Discount Debentures and Reeves' common stock has not been contributed to Reeves Holdings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following table and the discussion which follows present Reeves' sales and operating income by segment for the quarters and nine months ended September 26, 1993 and October 2, 1994 (in thousands):


                        Quarter Ended          Nine Months Ended
                      ___________________     _____________________
                      Sept 26,    Oct 2,      Sept 26,      Oct 2,
                        1993       1994         1993         1994
                      ________   ________     ________     ________

Net Sales:
 Industrial Coated
  Fabrics Group        $32,202    $36,742     $ 99,334     $114,796
 Apparel Textile Group  33,933     36,408      104,606      111,008
 Other                     519        640        1,391        2,005
                       _______    _______     ________     ________
  Total Net Sales      $66,654    $73,790     $205,331     $227,809
                       =======    =======     ========     ========


Operating Income:
 Industrial Coated
  Fabrics Group        $ 6,388    $ 7,137     $ 19,818     $ 22,323
 Apparel Textile Group   2,308      2,650        7,114        9,561
 Other                      72        (13)         220          172
 Corporate Expenses     (3,172)    (2,627)      (8,963)      (8,574)
                       _______    _______     ________     ________
  Total Operating
    Income             $ 5,596    $ 7,147     $ 18,189     $ 23,482
                       =======    =======     ========     ========

 Operating Income as a
  Percent of Net Sales    8.4%       9.7%         8.9%        10.3%
                          ====       ====         ====        =====

       THREE MONTHS ENDED SEPTEMBER 26, 1993 COMPARED WITH
                THREE MONTHS ENDED OCTOBER 2, 1994


NET SALES
- ---------
     Reeves' total net sales increased 10.7% for the third quarter of 1994 compared to the third quarter of 1993. ICF's net sales represented 49.8% of Reeves' total net sales for the third quarter of 1994 compared to 48.3% for the comparable period in 1993. ATG net sales represented 49.3% of Reeves' total net sales for the third quarter of 1994 compared to 50.9% for the comparable period in 1993. Other net sales represented 0.9% of Reeves' total net sales for the third quarter of 1994 compared to 0.8% for the comparable period in 1993.

     ICF's net sales increased 14.1% during the third quarter of 1994 compared to the third quarter of 1993. ICF's net sales increased primarily due to higher unit volume in the coated automotive airbag material and offset blankets product lines. These increases were partially offset by a unit volume decrease in the coated fabrics product line, primarily military related business.

     ATG's net sales increased 7.3% during the third quarter of 1994 compared to the third quarter of 1993. ATG's net sales increase reflects growth in unit volume in the finished goods and greige divisions.

OPERATING INCOME
- ----------------
     Operating income for the third quarter of 1994 was $7.2 million compared to $5.6 million for the third quarter of 1993. As a percentage of net sales, operating income increased to 9.7% of net sales for the third quarter of 1994 compared to 8.4% for the same period of 1993.

     ICF's operating income for the third quarter of 1994 increased by 11.7% as compared to the third quarter of 1993. ICF's operating income increased primarily as a result of higher unit volume in the coated automotive airbag material and offset blankets product lines and manufacturing cost reductions. In addition, foreign currency exchange gains resulted from the weakening of the Italian Lira against most other currencies. These increases were partially offset by a decline in sales of the coated fabrics product line, primarily military related business.

     ATG's operating income for the third quarter of 1994 increased by 14.8% as compared to the third quarter of 1993. ATG's business benefitted generally from higher volume in the finished goods division and an increase in gross profit in the greige division while its finishing division experienced a decline in gross profit. In addition, the greige goods division's margins were positively affected as a result of the conversion of the Woodruff, SC facility from a weaving operation to a captive yarn mill.

     Corporate expenses decreased 17.2% during the third quarter of 1994 compared to the third quarter of 1993. The most significant factors were lower pension costs and lower management fees from Hart Holding.


       NINE MONTHS ENDED SEPTEMBER 26, 1993 COMPARED WITH
               NINE MONTHS ENDED OCTOBER 2, 1994


NET SALES
- ---------
     Reeves' total net sales increased 10.9% for the first nine months of 1994 compared to the first nine months of 1993. ICF's net sales represented 50.4% of Reeves' total net sales for the first nine months of 1994 compared to 48.4% for the comparable period in 1993. ATG net sales represented 48.7% of Reeves' total net sales for the first nine months of 1994 compared to 50.9% for the comparable period in 1993. Other net sales represented 0.9% of Reeves' total net sales for the first nine months of 1994 compared to 0.7% for the comparable period in 1993.

     ICF's net sales increased 15.6% during the first nine months of 1994 compared to the first nine months of 1993. ICF's net sales increased primarily due to higher unit volume in the coated automotive airbag material and offset blankets product lines. These increases were partially offset by a decrease in the coated fabrics product line, primarily military related business.

     ATG's net sales increased 6.1% during the first nine months of 1994 compared to the first nine months of 1993. ATG's net sales increase reflects growth in unit volume in the finished goods division offset by a decrease in unit volume in the greige goods division.

OPERATING INCOME
- ----------------
     Operating income for the first nine months of 1994 was $23.5 million compared to $18.2 million for the first nine months of 1993. As a percentage of net sales, operating income increased to 10.3% of net sales for the first nine months of 1994 compared to 8.9% for the same period of 1993.

     ICF's operating income for the first nine months of 1994 increased by 12.6% as compared to the first nine months of 1993. ICF's operating income increased primarily as a result of higher unit volume in the coated automotive airbag material product line and manufacturing cost reductions. In addition, foreign currency exchange gains resulted from the weakening of the Italian Lira against most other currencies. These increases were partially offset by a decline in prices in coated automotive airbag material products and a decline in sales of the coated fabrics product line, primarily military related business.

     ATG's operating income for the first nine months of 1994 increased by 34.4% as compared to the first nine months of 1993. This increase is a result of increased sales volume in the finished goods division, a change in the greige product mix to "fancier" styles and manufacturing cost reductions in the finishing division. The manufacturing cost reductions resulted principally from prior capital investments in more technologically advanced equipment. In addition, the greige goods division's margins were positively affected as a result of the conversion of the Woodruff, SC facility from a weaving operation to a captive yarn mill.

     Corporate expenses decreased 4.3% during the first nine months of 1994 compared to the first nine months of 1993. The decrease resulted primarily from a gain related to the settlement of a pension obligation of a previously discontinued operation and lower management fees from Hart Holding. These items were partially offset by higher outside consulting fees related to strategic planning and legal fees.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     Reeves is required to make sinking fund payments with respect to the 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

     On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993 (the "Credit Agreement"), and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. Currently, the Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/4% or Eurodollar Rate plus
2 1/4%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (7 3/4% at October 2, 1994), Base
CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Credit Agreement terminates on December 31, 1995. The Credit Agreement is secured by Reeves Brothers' accounts receivable and inventories. As of October 2, 1994, Reeves had available borrowings, net of $1,276,000 of outstanding letters of credit, of $19,244,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

     The 11% Senior Notes, Credit Agreement, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

     In May 1994, Reeves received a $12.0 million commitment from an equipment lessor for long-term operating leases of equipment. This commitment was increased to $18.8 million in August 1994. As of October 2, 1994, $5.8 million was utilized. Reeves believes that a substantial portion of the balance will be utilized in 1994.

     Reeves believes that its cash flow from operations, available leasing capacity and funds available under the Credit Agreement will be sufficient to fund working capital needs, capital expenditure requirements, and debt service obligations in future years.




PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits            Description            Page
         --------            -----------            ----
         Exhibit 11    Computation of Earnings
                        Per Common Share             19

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ended October 2, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REEVES INDUSTRIES, INC.

DATE:  November 15, 1994          By:  \s\ Steven W. Hart
                                      ___________________
                                      Steven W. Hart
                                      Executive Vice President
                                      Chief Financial Officer