Form 10-K
REEVES INDUSTRIES INC /DE/
filed 1995-03-27
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549

                              FORM 10-K
(Mark One)

  {X}       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1994

                                 OR

  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________ to _________

                    Commission file number 1-4148

                       REEVES INDUSTRIES, INC.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)


               Delaware                     57-0735790
    _______________________________      ________________
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)    Identification Number)


           Highway 29 South
         Post Office Box 1898
          Spartanburg, S. C.                       29304
________________________________________        __________
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (803) 576-1210

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

                                        Yes  x   No


35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on March 27, 1995. As of March 27, 1995 there was no voting stock held by non-affiliates.


DOCUMENTS INCORPORATED BY REFERENCE:  None

                                  PART I

ITEM 1.  BUSINESS

     Reeves Industries, Inc., incorporated in Delaware in 1982 ("Reeves" or the "Registrant"), a wholly-owned subsidiary of Hart Holding Company Incorporated ("Hart Holding"), is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers"). Reeves Brothers is a diversified industrial company with operations in two principal business segments consisting of: (i) the Industrial Coated Fabrics Group, which manufactures and sells rubber and synthetic coated fabrics, and (ii) the Apparel Textile Group, which manufactures, processes and sells specialty textile fabrics.

     Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into the Registrant with the Registrant surviving the merger. Subsequent to and as a result of this merger, 100% of the Registrant's outstanding common stock is held by Hart Holding. See Footnote 11, Shareholder's Equity, of the Notes to Consolidated Financial
Statements of Reeves.


INDUSTRY SEGMENTS

     Reeves is a diversified industrial company with operations in two principal industry segments: industrial coated fabrics, conducted through its Industrial Coated Fabrics Group, and apparel textiles, conducted through its Apparel Textile Group. The Industrial Coated Fabrics Group manufactures and sells rubber and synthetic coated fabrics such as (i) offset printing blankets and other graphic arts products for industrial applications, and (ii) specialty coated fabrics (truck tarpaulins, gaskets, gas meters and other molded, flat diaphragms and materials used in automotive airbags). The Apparel Textile Group manufactures, processes and sells specialty textile fabrics to apparel and other manufacturers. Throughout its businesses, Reeves emphasizes specialty products, product quality, technological innovation and quick response to the changing needs of its customers.

     The products of the Industrial Coated Fabrics Group and the Apparel Textile Group are sold in the United States and in foreign countries primarily by Reeves Brothers' merchandising and sales personnel and through a network of independent distributors to a variety of customers including converters, apparel manufacturers, industrial users and contractors. Sales offices are maintained in New York, New York; Dallas, Texas; Los Angeles, California; Spartanburg, South Carolina and Lodivecchio, Italy.

     The following table sets forth the amount of total revenue contributed by product line in each of Reeves' industry segments which accounted for 10% or more of Reeves' consolidated revenue in any of the last three fiscal years (in thousands).

                                       1992      1993      1994

   Industrial Coated Fabrics Group:
     Graphic Arts                    $ 64,892  $ 62,584  $ 66,807
     Specialty Coated Fabrics          61,684    78,151    89,229
                                     --------  --------  --------
                                     $126,576  $140,735  $156,036
                                     ========  ========  ========

   Apparel Textile Group:
     Finished Goods and
       Dyeing and Finishing          $ 72,977  $ 77,416  $ 89,008
     Greige Goods                      69,706    63,480    57,588
                                     --------  --------  --------
                                     $142,683  $140,896  $146,596
                                     ========  ========  ========

   Other                             $  1,845  $  2,022  $  2,637
                                     ========  ========  ========

     Reeves does not hold any patents, trademarks, licenses and/or franchises the loss of which would have a material adverse effect on any of its industry segments.

     Additional information about Reeves' industry segments is contained in Footnote 15, Financial Information About Industry
Segments, of the Notes to Consolidated Financial Statements of
Reeves.


INDUSTRIAL COATED FABRICS GROUP

    The Industrial Coated Fabrics Group ("ICF") specializes in the coating of various substrate fabrics with a variety of products, such as synthetic rubber, vinyl, neoprene, urethane, and other elastomers, to produce a diverse line of products for industrial applications.

    ICF's products include: (1) a complete line of printing blankets used in offset lithography, (2) specialty coated fabrics, including fluid control diaphragm materials, tank seals, ducting materials, coated automotive airbag materials, and coated fabric materials used for military and commercial life rafts and vests, aircraft escape slides, flexible fuel tanks and general aviation products, and (3) coated fabrics used in industrial coverings, including fabrics coated with rubber and vinyl which are used to make tarpaulins, loading dock shelters and other industrial products.

    ICF's products require significant amounts of technological expertise and Reeves believes that ICF's product development, formulation and production methods are among the most sophisticated in the coated fabrics industry. Since 1990, ICF has been awarded seven patents with respect to polyurethane coatings and currently has eight pending patent applications relating to printing blankets, airbag fabric and specialty coatings. Approximately eight other patent applications are in process.

    ICF generally manufactures specialty coated fabrics according to a production backlog. ICF's products, other than printing blankets and coated automotive airbag materials, involve relatively short runs and custom manufacturing. Printing blankets are sold primarily to distributors and dealers. ICF's other products are sold directly to end-users and fabricators by its direct sales force.

    Printing Blankets
    ICF is a leading producer of printing blankets used in offset lithography, the predominant printing process for the commercial, financial, publication and industrial printing markets.

    Offset printing blankets are used in the printing process to transfer a printed image from a metal printing plate onto paper or other printed material. ICF markets a complete line of conventional, compressible and sticky-back blankets under the VULCAN (registered trademark) name. Reeves' line includes the 714 (registered trademark), the first compressible printing blanket, the 2,000 PLUS (registered trademark), an advanced general purpose blanket, the VISION SR and REFLECTION (trademarks), two premium blankets targeted at the sheet-fed market, and the MARATHON and HORIZON (registered trademarks), blankets targeted to the high-speed web press market. Each blanket in the product line is designed for a specific printing need and ICF sells an appropriate blanket for most types of commercial, financial, publication and industrial printing applications. Reeves is a co-licensee of the latest blanket technology known to offset printing. Heidelberg Harris, a world leader in the manufacture of printing presses, chose Reeves as one of only two worldwide blanket manufacturers to license and produce the new cylindrical blanket for their high speed gapless "Sunday" press, the M3000. This press utilizes Reeves' new VULCAN GENESIS (registered trademark) cylindrical blanket.

    Reeves believes that ICF's blankets consistently offer high performance and quality. This performance is due to a number of proprietary features of the blankets, many of which are the subject of pending patent applications. Distinctive characteristics of ICF's blankets include unique printing surface compounds, improved composition and placement of compressible layers, surface buffing and water and solvent-resistant back plies.

    Purchasers of ICF's blankets include commercial, financial and industrial printers and publishers of newspapers and magazines.
ICF's blankets are sold to over 10,000 U.S. printers and more than 15,000 foreign printers, in 64 countries worldwide.

    ICF has established a network of over 60 distributors and 125 dealers in the United States, Canada and Latin America to market its printing blankets. In addition, ICF is represented by a distributor in most of the other countries in which it does business. Reeves' distributors typically purchase rolls of uncut blankets from ICF and then cut, finish and package the blankets prior to delivery to dealers or end-users. Internationally, ICF's relationship with distributors tend to be long-standing and exclusive, with most distributors dealing only in ICF's printing blankets and ICF selling only to such distributors in their respective territories. Domestic distributors tend to carry printing blankets from a number of manufacturers. Dealers generally purchase finished blankets from distributors for resale. ICF services all of its customers and its direct sales force actively markets and promotes ICF's printing blankets, to both distributors and end-users.

    Specialty Coated Fabrics
    Reeves believes that ICF is a leading domestic producer of specialty coated fabrics used for a broad range of industrial applications. ICF's specialty coated fabrics business is largely customer or specialty oriented. In 1994, more than 90% of ICF's sales of specialty coated fabrics were derived from fabrics manufactured to meet particular customers' specifications.

    Specialty coated fabrics generally consist of a fabric base, a substrate layer, and an elastomer coating (i.e.,coating consisting of an elastic substance, such as rubber) which is applied to the fabric base. Reeves believes that ICF's line of elastomer-fabric combinations is the most comprehensive in the industry, enabling it to design products to satisfy its customers' needs. Fabric bases used in ICF's specialty coated fabrics include polyester, nylon, cotton, fiberglass and silk. ICF's elastomers include natural rubber, nitrile, Thiokol (registered trademark), Neoprene (registered trademark), silicone, Hypalon (registered trademark), Viton (registered trademark) and polyurethane.

    ICF sells its specialty coated fabrics under the registered trademark Reevecote. Reeves believes that ICF has established a reputation for quality and product innovation in specialty coated fabrics by virtue of ICF's technological capability, advanced plant and equipment, research and development facilities and specialized chemists and engineers.

    ICF's specialty coated fabrics include the following:

    General purpose goods. This product line includes air cells, tank seals, gaskets, compressor valves, aerosol seals and washers and coated fabrics used by other manufacturers in the production of insulation material, soundproofing and inflatable "lifting bags" used to jack up automobiles or trucks.

    Gas meter diaphragms. ICF manufactures a line of rubber diaphragm material for use in gas meters which are the primary mechanisms in gas meters for controlling gas flow. ICF's products are sold to most of the major manufacturers of gas meters. ICF has the leading share of the domestic market in the segment.

    Synthetic diaphragms. ICF's synthetic diaphragms are used in carburetors, controls, meters, compressors, fuel pumps and other applications.

    Specialty products. ICF manufactures a large number of miscellaneous specialty products, including V-cups for oil rig drills, expansion joints and urethane specialty items, such as fuel containers, commercial diaphragms and desiccant bags.

    Military, marine and aerospace products. ICF produces coated fabrics used in truck and equipment covers, waterproof duffel bags, pneumatic air mattresses, collapsible tanks for fuel and water storage, temporary shelters, rafts, inflatable boats, various types of safety devices, pneumatic and electrical plane de-icers, specialty molded aircraft parts, aerospace fuel cells, aircraft evacuation slides, helicopter floats, surveillance balloons, environmental applications and miscellaneous items. A portion of ICF's work in this area is performed as a subcontractor on United States government contracts.

    Automotive Airbag Materials. Reeves believes that ICF has the leading share of the domestic market for coated automotive airbag materials. ICF is a significant supplier of such material to TRW, Inc. ("TRW") and the Safety Restraints Division of Allied-Signal, Inc. ("Allied-Signal"). Allied-Signal supplies Morton International("Morton") with airbag components. TRW and Morton are two of four major domestic manufacturers of airbag systems and, together with Allied-Signal, supply all of the domestic automobile manufacturers and many of the European and Japanese automobile manufacturers. Reeves believes that TRW and Morton account for a majority of the worldwide market for airbag systems.

    National Highway Traffic Safety Administration regulations currently mandate the use of both driver-side and passenger-side airbags for all 1998 model passenger cars and 1999 model year light trucks, vans and multipurpose vehicles ("LTVs"). A phase-in schedule establishes that at least 95% of a manufacturer's passenger cars built on or after September 1, 1996 for sale in the United States, must be equipped with an airbag at the driver's and the right front passenger's seating positions. All LTVs built after September 1, 1997, must have some form of automatic occupant protection, and at least 80% must have either driver-side or driver-side and passenger-side airbags.

    Due to market demand for airbag-equipped vehicles, automobile manufacturers have been installing airbags (primarily driver-side) more extensively than required by the foregoing regulations. Reeves expects sales of airbag systems and associated fabrics to increase substantially in future years and believes that ICF is well-positioned to benefit from such growth.

    Following the lead of the U.S. automobile manufacturers, European and Asian automobile manufacturers have begun installation of automotive airbags. No legislation or regulation presently requires the installation of airbags outside of the United States market. Reeves S.p.A., a wholly-owned subsidiary located in Lodivecchio, Italy, has sufficient capacity for production of coated automotive airbag materials if demand develops outside of the United States for such products.

    Reeves' participation in the airbag market to date has been through the use of coated airbag fabric in driver-side applications where coated airbag fabric offers certain advantages such as impermeability to allow rapid inflation. Coated airbag fabrics also act as an insulator to withstand the means of inflation (currently hot gases). Side-impact airbags (presently offered on certain models of Volvo, BMW and Mercedes Benz) are also expected to use coated airbag fabric.

    Most passenger-side airbags are currently designed to use uncoated fabrics. Passenger-side airbags do not require coated fabrics because space is available to permit less rapid inflation of the airbag and impermeability is not required. Consequently, they can be manufactured at a lower cost using uncoated fabric. Reeves plans to participate in the growth of passenger-side applications through an expansion program capitalizing on its textile expertise and research and development efforts. As part of this program, Reeves has constructed a facility in Spartanburg, South Carolina for weaving fabric for both coated and uncoated airbag applications. The facility is producing fabric for customer review.

    Through its research and development activities, Reeves is continuously working to develop new proprietary fabric technologies and procedures for the next generation of driver-side and passenger-side airbags. Airbag fabrics must meet rigorous specifications, testing and certification requirements and airbag fabric contracts tend to be awarded several years in advance.
These factors may deter the entry of other manufacturers into this business.

    ICF's direct sales force sells primarily to fabricators who use ICF's specialty coated fabrics in products sold to end-users.

    Industrial Coverings Fabrics
    ICF sells coated fabrics to customers that produce a wide variety of industrial coverings, including truck tarpaulins, trailer covers, cargo covers, agricultural covers, hangar curtains, industrial curtains, boat covers, athletic field covers, play ground covers for Discovery Zone, temporary shelters, semi-bulk containers and specialized flotation devices used for the containment of oil spills and other environmental pollutants.
ICF's industrial coverings fabrics are produced by the same methods as its specialty coated fabrics and are sold under the Coverlight registered trademark.

    The industrial coverings fabrics business also includes coated fabric for loading dock shelters, which are pads or bumpers placed around the exterior of a loading dock door for weather sealing. ICF sells to manufacturers of loading dock shelter systems and believes it is the leading supplier of loading dock shelter material produced with rubber and other special elastomers.

    ICF's sales force sells primarily to fabricators of industrial coverings who in turn sell to end-users. Sales personnel concentrate on the largest producers of industrial coverings and loading dock shelter systems in the United States.

    Competition
    ICF's competitive environment varies by product line. For graphic arts products (in which Reeves believes it is one of the three leading firms), the Company's principal competitors are Day International and Polyfibron Technologies, formerly a division of
W. R. Grace. To a lesser extent, ICF also competes with a number of other firms. In its specialty materials product line, ICF produces numerous products and competes in a number of highly fragmented market segments where competition varies by product. In the United States, competition comes from Chemprene, Archer Rubber, Seaman Corp., Cooley, Fairprene and selected foreign suppliers. Reeves' coated automotive airbag materials compete against those of Milliken and Highland Industries as well as several other small manufacturers. Quality, compliance with exacting product specifications, delivery terms and price are important factors in competing effectively in ICF's markets.

    Principal Customers
    ICF did not have a customer accounting for more than 10% of consolidated Reeves' sales during the years 1992, 1993 or 1994.


APPAREL TEXTILE GROUP

    The Apparel Textile Group ("ATG") consists of two divisions:
Greige Goods and Finished Goods. ATG concentrates on segments of the market where its manufacturing flexibility, rapid response time, superior service, quality and the ability to supply customers with exclusive blends are key competitive factors.

    ATG's Greige Goods Division processes raw materials into undyed woven fabrics known as greige goods. The Greige Goods Division manufactures greige goods of synthetic fibers, cotton, wool, silk, flax and various combinations of these fibers.
Products of the Greige Goods Division are primarily utilized for apparel. The Greige Goods Division's most significant customers are outside converters and, to a lesser extent, ATG's Finished Goods Division.

    Reeves believes that the Greige Goods Division is distinguished from its competitors by its ability to manufacture small yardage runs, its rapid response time, the high quality of its products and the ability to produce samples rapidly on demand. ATG's greige goods plants engage principally in short production runs producing specialty fabrics requiring a variety of blends and textures. Fabrics are produced by the Greige Goods Division according to an order backlog and are typically "sold ahead" three to four months in advance. Most of the Greige Goods Division's sales are sold under firm contracts.

    ATG's Finished Goods Division functions as a converter and commission finisher. The Finished Goods Division purchases greige goods from the Greige Goods Division and other greige suppliers and either contracts to have such goods converted into finished fabrics of varying weights, colors, designs and finishes or converts them itself. The dyed and finished fabrics are used in various end-products and sold primarily to apparel manufacturers in the women's wear, rainwear/outerwear, men's-boy's and career apparel markets.

    Reeves believes that ATG's Finished Goods Division is one of the most flexible operations of its kind in the United States due to the variety of products it can finish and the broad range of dyeing processes and finishes it is able to offer. The Finished Goods Division focuses on high value-added fabrics with unique colors and specialty finishes. The Finished Goods Division's fabrics are currently being used by a number of the leading men's and women's sportswear manufacturers and its dyeing and finishing services are sold to major domestic converters.

    A wide variety of fabrics can be woven at the Greige Goods Division's two weaving plants. The dyeing and finishing plant of the Finished Goods Division is equipped to do a variety of piece dyeing, as well as to provide specialty finishings. This manufacturing flexibility increases ATG's ability to respond rapidly to changes in market demand.

    Substantially all of ATG's products are sold directly to customers through its own sales force. The balance is sold through brokers and agents.

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

    The Greige Goods Division distinguishes itself from its competitors by its ability to manufacture runs as small as 40,000 square yards, its rapid response time and the high quality of the products manufactured. The Greige Goods Division has extensive proprietary technical knowledge in the structure of its spinning and weaving operations, which Reeves believes represents a significant competitive advantage.

    The Finished Goods Division is capable of finishing a wide variety of products and offers a broad range of dyeing processes and finishes. Reeves believes that this increases the Finished Goods Division's ability to respond rapidly to changes in market demand and enhances its competitive position.

    Principal Customers
    ATG markets its fabrics to a wide range of customers including H.I.S., the THOMPSON (registered trademark) men's pants division of Salant Corporation, and V. F. Corporation. ATG also markets its fabrics to major retailers, including J. C. Penney and catalogue houses such as Patagonia, L. L. Bean and Eddie Bauer.

    ATG did not have a customer accounting for more than 10% of consolidated Reeves' sales during the years 1992, 1993 or 1994.


FOREIGN OPERATIONS

    All of Reeves' foreign operations are conducted through Reeves S.p.A., a wholly-owned subsidiary located in Lodivecchio, Italy. Reeves S.p.A. forms a part of Reeves' ICF Group. The following table provides approximate sales, net income and identifiable assets (in thousands) for each of the last three years attributable to Reeves S.p.A. In addition, Reeves' domestic operations generated export sales of approximately $6,898,000, $7,088,000 and $5,104,000 in 1992, 1993 and 1994, respectively:

                                      1992      1993     1994

     Sales                         $ 38,444  $ 36,932  $ 41,339
     Net income                       9,165     7,446     6,989
     Identifiable assets             31,608    33,092    39,738

     The decrease in net income is primarily attributable to an increase in Reeves S.p.A.'s effective tax rate and a $3.5 million credit in 1992 related to the adoption of SFAS 109, Accounting for Income
Taxes ("FAS 109"). Income before income taxes and cumulative effect of the adoption of FAS 109 increased from $7.2 million in 1992 to $9.4 million in 1994.

     The financial results of Reeves S.p.A. do not include any allocations of corporate expenses or consolidated interest expense.


BACKLOG

     At December 31, 1994, Reeves had unfilled orders of approximately $64,024,000 as compared to approximately $56,462,000 at December 31, 1993. The following is a comparison, by Group, of open order backlogs at December 31 of each year presented (in thousands):

                                        1992     1993     1994
    Industrial Coated
     Fabrics Group                    $16,824  $17,072  $24,223
    Apparel Textile Group              32,994   39,390   39,801
                                      -------  -------  -------
    Total                             $49,818  $56,462  $64,024
                                      =======  =======  =======

     The increase in ATG's backlog from 1992 to 1993 is due to the addition of several new Finished Goods Division customers. ATG's backlog increased in 1994 compared to 1993 due to growth in the greige goods business, offset by a decline in the finished goods business. The greige goods business increased as a result of Reeves' modernization and expansion program, which increased ATG's greige goods manufacturing capacity and allowed this Division to accept more orders. The finished goods business decreased due to a slow down in the 100% cotton goods retail market.

     The increase in the ICF Domestic backlog from 1992 to 1994 is due to growth in the coated automotive airbag materials business and, to a lesser extent, growth in the offset printing blanket business.

     The December 31, 1994, backlogs for ICF and ATG are reasonably expected to be filled in 1995. Under certain circumstances, orders may be cancelled at Reeves' discretion prior to the commencement of manufacturing. Any significant decrease in backlog resulting from lost customers could adversely affect future operations if these customers are not replaced in a timely manner.


RAW MATERIALS, MANUFACTURING AND SUPPLIERS

     The principal raw materials used by ICF include polymeric resins, natural and synthetic elastomers, organic and inorganic pigments, aromatic and aliphatic solvents, polyurethanes and polyaramid and calendared fabrics. ATG principally utilizes cotton, wool, flax, specialty yarn, man-made fibers, including acrylics, polyesters, acetates, rayon and nylon and a wide variety of dyes and chemicals. Such raw materials are largely purchased in domestic markets and are available from a variety of sources. Reeves is not presently experiencing any difficulty in obtaining raw materials.


ENVIRONMENTAL MATTERS

     Reeves is subject to a number of federal, state and local laws and regulations pertaining to air emissions, water discharges, waste handling and disposal, workplace exposure and release of chemicals. During 1994, expenditures in connection with Reeves' compliance with federal, state and local environmental laws and regulations did not have a material adverse effect on its earnings, capital expenditures or competitive position. Although Reeves cannot predict what laws, regulations and policies may be adopted in the future, based on current regulatory standards, Reeves does not expect such expenditures to have a material adverse effect on its operations.


EMPLOYEES

     On February 1, 1995, Reeves employed approximately 2,370 people, of whom 1,891 were in production, 184 were in general and administrative functions, 71 were in sales and 224 were at Reeves S.p.A. At such date, ICF had approximately 955 employees, including employees at Reeves S.p.A., ATG had approximately 1,305 employees, with the remainder of Reeves' employees in other and general and administrative positions.



ITEM 2.  PROPERTIES

     The principal facilities of Reeves and their locations as of March 27, 1995, are as follows:

                                                Size (Sq. Ft.)
    Location                  Function          Owned    Leased

  Manufacturing
    Industrial Coated Fabrics Group
      Rutherfordton, NC    Coated Fabrics      215,000
      Rutherfordton, NC    Warehouse                     45,000
      Spartanburg, SC      Graphic Arts and
                             Airbag Fabric     408,364
      Lodivecchio, Italy   Graphic Arts and
                             Coated Fabrics    160,000    4,900
                                             ---------  -------
         Subtotal                              783,364   49,900
                                             ---------  -------
    Apparel Textile Group
      Woodruff, SC         Yarn Mill           368,587
      Chesnee, SC          Greige Goods        303,100
      Bessemer City, NC    Greige Goods        218,992
      Bishopville, SC      Finished Goods      226,684    2,400
      Bishopville, SC      Warehouse                     72,650
                                             ---------  -------
          Subtotal                           1,117,363   75,050
                                             ---------  -------
        Total Manufacturing Facilities       1,900,727  124,950
                                             ---------  -------
  Non-Manufacturing
      New York, NY         Administrative/
                             Sales                       12,000
      Spartanburg, SC      Administrative/
                             Sales              43,000
      Norwalk, CT          Administrative                 6,800
                                             ---------  -------
        Total Non-Manufacturing Facilities      43,000   18,800
                                             ---------  -------
            Total                            1,943,727  143,750
                                             =========  =======

     Reeves is party to leases with terms ranging from month-to-month to fifteen years, with rental expense aggregating
$.5 million for the twelve months ended December 31, 1994. Reeves believes that all of its facilities are suitable and adequate for the current conduct of its operations.

     All of the listed facilities were occupied by Reeves, Reeves
Brothers or its subsidiaries as of December 31, 1994.



ITEM 3.  LEGAL PROCEEDINGS

     Reeves believes that there are no legal proceedings, other than ordinary routine litigation incidental to the business of Reeves, to which Reeves or any of its subsidiaries is a party. Management is of the opinion that the ultimate outcome of existing legal proceedings would not have a material adverse effect on Reeves' consolidated financial position.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of 1994.



                              PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


     At March 27, 1995, 100% or 35,021,666 shares of the
Registrant's Common Stock was held by Hart Holding. There is no established public trading market for the Common Stock.

     Reeves' debt instruments restrict Reeves from declaring or paying any dividends or making any distributions in respect of its capital stock (other than dividends payable solely in shares of common stock), except under certain conditions as defined therein. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Footnote 8, Long-Term Debt, of the Notes to Consolidated Financial Statements of Reeves.



ITEM 6.  SELECTED FINANCIAL DATA

     The historical operations and balance sheet data included in the selected financial data set forth below are derived from the consolidated financial statements of Reeves (in thousands except per share data and ratios). This summary should be read in conjunction with the consolidated financial statements and related notes contained herein.

                                   December 31,
                       1990      1991      1992      1993      1994
Statement of
  Operations Data:

Net sales
  Industrial Coated
   Fabrics Group     $119,749  $121,264  $126,576  $140,735  $156,036
  Apparel Textile
   Group              136,384   146,568   142,683   140,896   146,596
  Other                 1,726     1,727     1,845     2,022     2,637
                     --------  --------  --------  --------  --------
Total net sales      $257,859  $269,559  $271,104  $283,653  $305,269
                     ========  ========  ========  ========  ========


Operating income
  Industrial Coated
    Fabrics Group    $ 23,250  $ 23,940  $ 24,732  $ 29,287  $ 30,918
  Apparel Textile
    Group               9,787     9,848    10,407    11,251    12,264
  Other                   272       273       286       332       197
  Corporate
    expenses           (8,643)   (8,435)   (9,658)  (11,773)  (12,059)
  Restructuring
    charges                                          (1,003)     (402)
                     --------  --------  --------  --------  --------
Total operating
  income             $ 24,666  $ 25,626  $ 25,767  $ 28,094  $ 30,918
                     ========  ========  ========  ========  ========

Income from
  continuing
  operations         $  5,757  $  4,544  $  5,976  $  7,857  $  8,794
                     ========  ========  ========  ========  ========

Interest expense
  and amortization
  of financing
  costs and debt
  discount           $ 19,935  $ 21,777  $ 17,633  $ 16,394  $ 16,385
                     ========  ========  ========  ========  ========

Ratio of
  earnings to
  fixed charges (1)      1.3x      1.2x      1.5x      1.7x      1.8x
                     ========  ========  ========  ========  ========

Operating Data:

  Depreciation and
    goodwill
    amortization
    expense          $  6,637  $  7,108  $  8,116  $  8,544  $  9,678

  Capital
    expenditures        7,007    11,015    15,788    16,506    27,264


Balance Sheet Data:

  Total assets (2)   $228,256  $214,987  $192,931  $203,025  $237,198

  Long-term debt
    (including
    current
    portion)          148,837   148,960   132,576   132,677   146,278

  Shareholder's
    equity (3)         11,345    18,627    13,715    19,561    28,815


Footnotes to Statement of Operations and Balance Sheet Data:

(1) For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, plus fixed charges. Fixed charges consist of interest on all indebtedness, amortization of financing costs and debt discount, and one-third of all rentals, which is considered representative of the interest portion included therein, after adjustments for amounts related to discontinued operations. See Exhibit 12, Ratio of Earnings to Fixed Charges.

(2) Total assets include the assets of discontinued operations prior to disposal. In 1990, Reeves discontinued the operations of Reeves' ARA Automotive Group.

(3) During 1994 Reeves determined that the 1986 tax expense was understated by approximately $1,850,000 due to an error in the calculation of the 1986 tax provision. Accordingly during 1994, Reeves recorded an adjustment to retained earnings and income taxes payable of $1,850,000. The adjustment is reflected in Reeves' selected financial data as if it occurred on December 31, 1990. The decline in shareholder's equity from 1991 to 1992 primarily reflects translation adjustments of $6,626,000 caused by foreign currency fluctuations.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Reeves operates in two principal industry segments, Industrial Coated Fabrics and Apparel Textiles. The table below sets forth selected operating data (in thousands of dollars and as a percentage of net sales) in each of the last three years for Reeves:

                                            December 31,
                                     1992      1993      1994

     Net Sales                     $271,104  $283,653  $305,269

     Operating income before
       restructuring charges       $ 25,767  $ 29,097  $ 31,320
                                        9.5%     10.3%     10.3%

     Restructuring charges                   $  1,003  $    402
                                                   .4%       .1%

     Operating income              $ 25,767  $ 28,094  $ 30,918
                                        9.5%      9.9%     10.1%

1994 Compared to 1993

     Net sales for 1994 increased $21.6 million or 7.6% to $305.3 million compared to $283.7 million in 1993. The increase is due to a 10.9% increase in sales of the Industrial Coated Fabrics Group, primarily increased sales of coated automotive airbag materials and offset printing blankets, and a 4.0% increase in the sale of apparel textiles, primarily finished goods.

     Operating income before restructuring charges in 1994 increased 7.6% to $31.3 million or 10.3% of net sales. This compares to operating income before restructuring charges in 1993 of $29.1 million or 10.3% of net sales. Operating income, after restructuring charges in 1994 of $.4 million, increased 10.0% to $30.9 million or 10.1% of net sales.

     Industrial Coated Fabrics

     ICF reported a 10.9% increase in 1994 net sales to $156.0 million compared to $140.7 million in 1993. 1994 net sales increased primarily due to an 11.7% increase in domestic sales, primarily due to higher coated automotive airbag materials and offset printing blankets sales volumes. The increase in sales of coated automotive airbag fabrics and offset printing blankets was partially offset by a decrease in sales of specialty coated fabrics. The decrease in specialty coated fabrics sales was primarily due to lower sales of rubber specialty products used by the military.

     ICF's operating income increased 5.6% to $30.9 million in 1994 compared to $29.3 million in 1993, and represented 19.8% of ICF's net sales in 1994 compared to 20.8% in 1993. The 5.6% increase in operating income in 1994 as compared to 1993 was primarily due to higher coated automotive airbag materials and offset printing blanket volume plus foreign currency exchange gains which resulted from the weakening of the Italian Lira against most other currencies. The increases were partially offset by lower unit volumes in specialty coated fabrics, primarily military related business.

     Apparel Textiles

     ATG reported a 4.0% increase in 1994 net sales to $146.6 million compared to $140.9 million in 1993. The increase is due to a higher sales volume of finished goods products offset by lower greige goods sales. Greige goods sales decreased primarily due to the cessation of weaving operations at the Woodruff, South Carolina facility.

     ATG's operating income before restructuring charges increased 9.0% to $12.3 million in 1994 compared to $11.3 million in 1993, and represented 8.4% of ATG's net sales in 1994 compared to 8.0% in 1993. The 9.0% increase in operating income in 1994 as compared to 1993 was primarily due to the higher finished goods sales volume and an increase in the greige goods gross margins. The increase in operating income was offset by a decrease in finished goods gross margins, primarily due to lower prices.

     Corporate Expenses

     Corporate expenses increased approximately 2.4% in 1994 compared to 1993. The increase is primarily due to higher legal fees and outside consulting fees related to strategic planning. Increases in corporate expenses were offset by lower pension and management incentive costs. The management fee paid to Hart Holding decreased in 1994 compared to 1993. The decrease was due to Reeves paying more of the expenses formerly covered by the management fee. Accordingly, the net effect on corporate expenses was not material.

     Restructuring Charge

     In 1994 Reeves recorded a facility restructuring charge of $.4 million. The one time charge, representing only costs incurred during 1994, related to the cessation of yarn operations at Reeves' Bessemer City, North Carolina facility and the transfer of those operations to Reeves' Woodruff, South Carolina yarn mill.

     Interest Expense

     Interest expense and amortization of financing costs and debt discount was $16.4 million compared to $16.4 million in 1993.
Interest capitalized during 1994 as part of the cost of constructing and equipping the new weaving facility in Spartanburg, South
Carolina was $419,000.

     Income Taxes

     The effective income tax rate on income from operations before income taxes for 1994 and 1993 was 39.7% and 33.7%, respectively. The effective income tax rate on income from operations differed from the federal statutory rate of 34% primarily due to the impact of goodwill amortization, Reeves S.p.A.'s lower effective tax rate of approximately 25.0% versus a statutory rate of 52.2% and the expiration of foreign tax credits.

1993 Compared to 1992

     Net sales for 1993 increased $12.6 million or 4.6% to $283.7 million compared to $271.1 million in 1992. The increase is due to an 11.2% increase in the sale of industrial coated fabrics, primarily growth in sales of coated automotive airbag materials. Sales of apparel textiles decreased 1.3% in 1993 compared to 1992 due to a shift to basic, lower margin products, price competition, adverse recessionary influences affecting domestic textile markets and the cessation of ATG's weaving operations at its Woodruff, South Carolina facility in 1993.

     Operating income before restructuring charges increased 12.9% to $29.1 million or 10.3% of net sales. This compares to 1992 operating income of $25.8 million or 9.5% of net sales. After restructuring charges of $1 million, Reeves' operating income increased 9.0% to $28.1 million or 9.9% of net sales.

     Industrial Coated Fabrics

     ICF reported an 11.2% increase in 1993 net sales to $140.7 million compared to $126.6 million in 1992. The increase in 1993 sales is primarily due to a 17.8% increase in domestic sales primarily due to an increase in the volume of coated automotive airbag materials caused by the increased use of driver-side airbags primarily in cars manufactured in the United States. The increase in coated automotive airbag materials sales was offset by a decrease in offset printing blanket sales. The decrease in offset printing blanket sales was primarily due to pricing pressures as a result of the slowdown in the printing industry.

     ICF's operating income increased 18.4% compared to 1992 primarily due to the increase in sales of coated automotive airbag materials. Operating income from offset printing blankets declined in 1993 reflecting the worldwide slowdown in the printing industry partially offset by efficiencies experienced by Reeves S.p.A. related to increased material yields.

     Apparel Textiles

     ATG reported a 1.3% decrease in 1993 net sales to $140.9 million compared to $142.7 million in 1992. The decrease is primarily due to continued pricing pressures in the textile market and foreign competition.

     ATG's operating income before restructuring charges increased 8.1% compared to 1992. The increase occurred even though sales decreased, as ATG continues to benefit from cost reductions derived from previous and current capital investments and other cost and manufacturing process improvements. In addition, ATG benefited from the restructuring of the weaving operations discussed in the Restructuring Charge section below.

     Corporate Expenses

     Corporate expenses increased 21.9% to $11.8 million in 1993 compared to $9.7 million in 1992. The increase related primarily to increased staffing and compensation expense necessary to support corporate development activities and a $.5 million provision for costs related to Reeves' discontinued Buena Vista, Virginia, operation.

     Restructuring Charge

     In 1993 Reeves recorded a facility restructuring charge of $1 million. The one-time charge related primarily to the cessation of weaving activities at Reeves' Woodruff, South Carolina facility due to declining sales to the U.S. military, the conversion of that facility into a captive yarn mill and consolidation of weaving capacity at ATG's remaining facilities.

     Interest Expense

     Interest expense and amortization of financing costs and debt discounts decreased 7.0% to $16.4 million in 1993 compared to $17.6 million in 1992. The 7.0% decrease reflects the full year effect of the 1992 refinancing of Reeves' long-term debt and the redemption of $5.0 million of the 13 3/4% Subordinated Debentures.

     Income Taxes

     The effective income tax rate on income from operations before income taxes for 1993 and 1992 was 33.7% and 30.3%, respectively. The effective income tax rate on income from operations differed from the federal statutory rate of 34% primarily due to the impact of goodwill amortization, Reeves S.p.A.'s lower effective tax rate of approximately 22% versus a statutory rate of 52.2% and the valuation reserve established related to Reeves estimate of the benefit for utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations in 1994 was $19.1 million compared to $25.2 million in 1993. The decrease in cash provided by operations was primarily due to increases in (i) inventories, related to an expansion of operations, and (ii) other assets, related to the pre-operating costs associated with the new weaving facility in Spartanburg, South Carolina. In addition, cash provided by operations was higher in 1993 compared to 1994 due to receipt in 1993 of a tax refund receivable and proceeds from a lease transaction completed in 1992. Increases in net income, deferred income taxes and accounts payable, related to the expansion of operations, offset these decreases.

     Cash provided by operations is the major internal source of liquidity and is supplemented by a revolving loan agreement with a group of banks which provides Reeves and Reeves Brothers with an aggregate $35.0 million revolving line of credit (the "Credit Agreement"). The Credit Agreement terminates April 1, 1996 and is secured by Reeves' accounts receivable and inventory. As of December 31, 1994, Reeves and Reeves Brothers had available borrowing, net of $1,250,000 of outstanding letters of credit, of $20,250,000 under the Credit Agreement. Management believes the funding available is sufficient to meet anticipated requirements for working capital, capital expenditures and other needs.

     Reeves, as a result of a June 1992 public offering, has outstanding $121,841,000, net of unamortized discount of $659,000, of 11% Senior Notes due July 15, 2002. In addition, Reeves has outstanding $10,937,000, net of unamortized discount of $63,000, of 13 3/4% Subordinated Debentures, payable $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

     Reeves' debt instruments (the 11% Senior Notes, 13 3/4%
Subordinated Debentures and the Credit Agreement) contain certain restrictive covenants. See Footnote 8, Long-Term Debt, of the Notes to Consolidated Financial Statements of Reeves.

     In May 1994, Reeves received a $12.0 million commitment from an equipment lessor for long-term operating leases of equipment. This commitment was increased to $18.8 million in August 1994. As of December 31, 1994, $14.8 was utilized. Reeves believes that the balance will be utilized in 1995.

     Reeves believes that its cash flow from operations, available leasing capacity and funds available under the Credit Agreement will be sufficient to fund working capital needs, capital expenditure requirements, and debt service obligations in future years.

     Investment Activities

     Capital expenditures were $15.8 million, $16.5 million and $27.3 million in 1992, 1993 and 1994, respectively. During 1994, Reeves constructed a facility in Spartanburg, South Carolina for weaving fabric for both coated and uncoated automotive airbag materials applications and expanded its Chesnee, South Carolina facility. Reeves plans to continue the modernization of its manufacturing operations and expand its automotive airbag materials capacity with capital spending in 1995 anticipated to approximate $30.5 million.

EFFECTS OF INFLATION

     Management believes that the relatively moderate rate of inflation has had minimal impact on Reeves' operating results over the last three years.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14, for index to financial statements.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

     The following table and narrative sets forth the age, as of January 1, 1995, positions with Reeves and Reeves Brothers and principal business experience during the past five years of each director, executive officer and significant employee of Reeves and Reeves
Brothers. Any director or executive officer, unless otherwise stated, holds the identical position or positions in both Reeves and Reeves Brothers. Significant employees are employed by Reeves
Brothers.

      Name                     Position                   Age

Anthony L. Cartagine      Vice President;                 60
                          President - Apparel
                          Textile Group

Augustus I. duPont        Vice President -                43
                          General Counsel

William Ewing, III        Vice President and Treasurer    48

Jennifer H. Fray          Secretary and Assistant         30
                          General Counsel

Douglas B. Hart           Senior Vice President -         32
                          Operations

James W. Hart             Chairman of the Board and       61
                          Director

James W. Hart, Jr.        President, Chief Executive      41
                          Officer and Chief Operating
                          Officer

Steven W. Hart            Executive Vice President        38
                          and Chief Financial Officer

V. William Lenoci         Vice President; President       59
                          and Chief Executive
                          Officer - Industrial
                          Coated Fabrics Group

Donald R. Miller          Vice President - Finance        47

Jeffrey W. Potter         Vice President -                32
                          Business Development

Patrick M. Walsh          Vice President -                54
                          Administration


     Mr. Cartagine has been with Reeves Brothers since 1964. He was named President-Greige Goods Division of the Apparel Textile Group in 1984 and President of the Apparel Textile Group in 1986. He was named Vice President of Reeves and Reeves Brothers in 1988.

     Mr. duPont joined Reeves and Reeves Brothers in May 1994 as Vice President-General Counsel. From 1987 through 1993 Mr. duPont was Vice President, General Counsel and Secretary for Sprague Technologies, Inc., a manufacturer of electronic components.

     Mr. Ewing joined Reeves and Reeves Brothers in March 1995 as
Vice President and Treasurer. Prior to joining Reeves, Mr. Ewing had 20 years experience with Chemical Bank and its predecessor, Manufacturers Hanover Trust Co. From 1990 to 1995 Mr. Ewing was Managing Director of Banking and Corporate Finance. From 1985 to 1990 he was Senior Vice President for Corporate Banking of Manufacturers Hanover Bank of Delaware.

     Ms. Jennifer H. Fray joined Hart Holding, Reeves and Reeves Brothers in September 1992 as Assistant General Counsel. In 1994, she was named General Counsel of Hart Holding. In 1992, she was named Secretary of Hart Holding, Reeves Industries and Reeves Brothers. From 1990 to 1992, Ms. Fray was engaged in studies leading to a Master of Laws Degree in Taxation from Boston University, from 1990 to 1991 she was employed as a Tax Associate at Coopers & Lybrand, certified public accountants, in Boston, Massachusetts and from 1987 to 1990 she was engaged in studies leading to a Juris Doctor Degree from Suffolk University.

     Mr. Douglas B. Hart served as a Director of Reeves and Reeves Brothers from 1991 to 1992. He was named Vice President-Real Estate in 1989, Senior Vice President in 1991 and Senior Vice President-Operations in 1992 of Reeves and Reeves Brothers. Mr. Hart served as a Director of Hart Holding from 1991 to 1992, as Vice President-Real Estate of Hart Holding from 1989 to 1991 and as Senior Vice President of Hart Holding from 1991 to 1992. In 1992, Mr. Hart became President, Chief Executive Officer and Chief Operating Officer of Hart Investment Properties Corporation, a wholly-owned diversified corporate investment entity of Hart Holding, with current holdings in real estate.

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

     Mr. James W. Hart, Jr. served as a Director of Reeves and Reeves Brothers from 1986 to 1992. Mr. Hart became Vice President of Reeves and Reeves Brothers in 1987 and was named Senior Vice President-Operations in 1988 and Executive Vice President and Chief Operating Officer in 1989. In 1992, he was named President, Chief Executive Officer and Chief Operating Officer of Reeves and Reeves Brothers. Mr. Hart served as a Director of Hart Holding from 1984 to 1992. He served as Vice President of Hart Holding from 1984 to 1992, Senior Vice President-Operations of Hart Holding from 1988 to 1992 and as Executive Vice President and Chief Operating Officer of Hart Holding from 1989 to 1992.

     Mr. Steven W. Hart served as a Director of Reeves and Reeves Brothers from 1986 to 1992. He became Vice President of Reeves and Reeves Brothers in 1987 and was named Senior Vice President and Chief Financial Officer in 1988 and Executive Vice President and Chief Financial Officer in 1989. Mr. Hart served as a Director, Treasurer and Chief Financial Officer of Hart Holding from 1984 to 1992, Vice President of Hart Holding from 1984 to 1988, Senior Vice President of Hart Holding from 1988 to 1989 and Executive Vice President of Hart Holding from 1989 to 1992. In 1992, Mr. Hart was named President, Chief Executive Officer and Chief Operating Officer of Hart Capital Corporation, Hart Holding's investment firm, whose primary business is the investment in private equity transactions.

     Mr. Lenoci has been with  Reeves  since  1967.   He was named
President-Industrial Coated Fabrics Group in 1986 and Vice President of Reeves and Reeves Brothers in 1988. In 1990 he became Chief
Executive Officer of the Industrial Coated Fabrics Group.

     Mr. Miller joined Reeves and Reeves Brothers in August 1992 as the Industrial Coated Fabrics Group Controller. He was named Vice President-Finance in August 1994. From 1988 to 1992, Mr. Miller served as an Area Controller for Mead Corporation, a manufacturer of paper and paper products.

     Mr. Potter joined Reeves and Reeves Brothers in July 1994 as
Vice President-Business Development. From 1990 through 1994, Mr.
Potter was an Associate with CS First Boston Corporation, an investment bank. From 1988 to 1990 Mr. Potter was engaged in studies leading to a Masters Degree in Public and Private Management from Yale University.

     Mr. Walsh has been with Reeves since 1987, as Director of Human Resources. In 1990, he was elected Vice President-
Administration of Reeves Brothers and in 1993, Vice President-
Administration of Reeves and Reeves Brothers.

     Mr. James W. Hart is the father of Ms. Jennifer H. Fray and
Messrs. Douglas B. Hart, James W. Hart, Jr. and Steven W. Hart.

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



ITEM 11.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

     The following table sets forth information concerning the cash compensation and cash equivalent remuneration paid or accrued by Reeves during the years ended December 31, 1994, 1993 and 1992, for those persons who were at December 31, 1994, (i) the chief executive officer, and (ii) the other four most highly compensated executive officers of Reeves.

                    Summary Compensation Table


                                    Annual Compensation       All
Name and Principal Position       Year   Salary   Bonus(1)   Other

Anthony L. Cartagine              1994  $266,694  $101,000      -
Vice President; President -       1993   256,357    92,000      -
Apparel Textile Group             1992   235,144   100,000      -

Douglas B. Hart                   1994  $246,576  $165,000      -
Senior Vice President -           1993   204,500   125,000      -
Operations                        1992      -      100,000      -

James W. Hart, Jr.                1994  $432,500  $270,000      -
President, Chief Executive        1993   398,750   380,000      -
Officer and Chief Operating       1992   365,000   200,000      -
Officer

Steven W. Hart                    1994  $432,500  $270,000      -
Executive Vice President          1993   398,750   230,000      -
Chief Financial Officer           1992   365,000   200,000  $31,819 (2)

V. William Lenoci                 1994  $312,375  $165,740      -
Vice President; President         1993   293,750   142,000      -
and Chief Executive               1992   240,249   105,000      -
Officer - Industrial
Coated Fabrics Group



(1) Annual bonus amounts are earned and accrued under the Management Incentive Bonus Plan during the years indicated and paid subsequent to the end of each year except for a portion of those amounts awarded and paid to the officers during 1993. A portion of those amounts awarded during 1992 for James W. Hart, Jr., Steven W. Hart, and Anthony L. Cartagine were paid in 1992. The amounts awarded during 1994 for Douglas B. Hart, James W. Hart, Jr. and Steven W. Hart were paid in 1994.

(2)  Represents reimbursement of certain moving expenses.



EMPLOYMENT CONTRACTS

     Reeves Brothers entered into employment agreements (the "Agreements") with Messrs. Cartagine and Lenoci during 1991 for a term expiring on June 30, 1995 (subject to extension for up to four successive six-month periods) and October 31, 1996
(subject to extension for two one year periods), respectively. Reeves or the employee must provide 120 days notice if they do not intend to renew the Agreement. The Agreements provide for base compensation and that each employee participate in the Management Incentive Bonus Plan, plus certain other benefits.


DIRECTORS' COMPENSATION

     Reeves pays no remuneration to directors for serving as such.


PENSION PLANS

     Reeves sponsors a noncontributory defined benefit pension plan covering all of its domestic salaried and hourly employees. Reeves' funding policy is to fund at least the minimum amount required by the employee Retirement Income Security Act of 1974.

     Effective June 1, 1994, The Reeves Brothers, Inc. Pension Plan for Hourly employees merged into The Reeves Brothers, Inc. Pension Plan for Salaried Employees (the "Salaried Plan") with the Salaried Plan surviving the merger. Concurrent with the merger, the Salaried Plan changed its name to the "Reeves Brothers, Inc. Pension Plan" (the "Pension Plan"). Pursuant to the merger, the general provisions of the Salaried Plan govern the benefits earned by the participants of the Pension Plan subsequent to the merger. The Pension Plan benefits are based on an employee's years of accredited service.

     The basic annual benefit for salaried employees under the Pension Plan is equal to 12 times 1.5% of the average W-2 earnings for the highest five consecutive calendar years of compensation multiplied by the years of service less the Social Security benefit.


              Annual Pension at Age 65 After Years of Service

Remuneration     15       20        25        30        35

  $125,000    $21,243  $30,618  $ 39,993  $ 49,368  $ 58,743
   150,000     26,868   38,118    49,368    60,618    71,868
   175,000     32,493   45,618    58,743    71,868    84,993
   200,000     38,118   53,118    68,118    83,118    98,118
   225,000     43,743   60,618    77,493    94,368   111,243
   250,000     49,368   68,118    86,868   105,618   120,000
   300,000     60,618   83,118   105,618   120,000   120,000
   350,000     71,868   98,118   120,000   120,000   120,000


                    Notes To Pension Plan Table

(A)(1) Compensation covered by the tax-qualified salaried employees Pension Plan each year is generally all compensation reported on a participant's Form W-2. The plan's formula is based on average compensation for the participant's highest five consecutive calendar years. However, except in the cases of Messrs. Cartagine and Lenoci, compensation for any year is limited by the compensation cap for that year under section 401(a)(17) of the Internal Revenue Code (the "Code"). For 1993, that limit was $235,840. Under a supplemental non-qualified plan, Messrs. Cartagine and Lenoci would receive a supplemental pension benefit to make up the limitation of section 401 (a)(17) of the Code upon retirement in accordance with the Pension Plan. The retirement benefit payable under the supplemental plan to Messrs. Cartagine and Lenoci, assuming retirement at age 65 and increases in covered compensation of five percent per year, would be $45,000 and $62,000, respectively.

   (2) Starting in 1994, the maximum annual compensation under applicable IRS Regulations that may be taken into account is $150,000. Participants in the Pension Plan prior to 1994 may have accrued higher benefits than those shown in the table to the extent their average highest compensation exceeded $150,000. Those higher accrued benefits are preserved by law.

  (3) For 1995, the Pension Plan's maximum benefit under applicable IRS Regulations is $120,000.


(B)   Years of service for named executive officers:

               Officer                  Years of Service

          Anthony L. Cartagine                31.02
          Douglas B. Hart                      5.42
          James W. Hart, Jr.                  10.68
          Steven W. Hart                      11.75
          V. William Lenoci                   27.63


(C) Benefits are computed on the basis of a straight life annuity and are reduced by 50% of the participant's primary Social
      Security benefit.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
  PARTICIPATION IN COMPENSATION DECISIONS

     The Reeves' Salary Compensation Committee is comprised of
Douglas B. Hart, James W. Hart, Jr., Steven W. Hart and Patrick M. Walsh, all of whom are officers of Reeves. See "Certain
Relationships and Related Transactions" regarding transactions involving Douglas B. Hart and Steven W. Hart.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Ownership of Common Stock of Reeves

     The following table sets forth certain information at March 27, 1995 with respect to ownership of Reeves common stock by each person who is known by Reeves to own beneficially, or who may be deemed to own beneficially, more than 5% of the outstanding shares of Reeves common stock, directors, the chief executive officer, the four most highly compensated executive officers and all directors and executive officers of Reeves as a group. Unless otherwise stated, Reeves common stock is directly owned.

                                   Amount and
       Name and                     Nature of
      Address of                   Beneficial      Percent of
    Beneficial Owner                Ownership        Class

Hart Holding Company
 Incorporated  . . . . . . .       35,021,666        100.0%
401 Merritt 7 Corporate Park
Norwalk, CT  06856

Anthony L. Cartagine (1) . .                0          0.0%
104 West 40th Street
New York, NY  10018

Douglas B. Hart  . . . . . .                0          0.0%
401 Merritt 7 Corporate Park
Norwalk, CT 06856

James W. Hart (2) . . . . .        35,021,666        100.0%
401 Merritt 7 Corporate Park
Norwalk, CT  06856

James W. Hart, Jr. (3) . . .                0          0.0%
401 Merritt 7 Corporate Park
Norwalk, CT  06856

Steven W. Hart (4) . . . . .                0          0.0%
401 Merritt 7 Corporate Park
Norwalk, CT  06856

V. William Lenoci (5). . . .                0          0.0%
Highway 29 South
Spartanburg, SC  29304

Reeves Industries  . . . . .       35,021,666        100.0%
Directors and Executive
Officers as a Group (6)


(1) As of March 27, 1995, Anthony L. Cartagine is the indirect beneficial owner of 2 shares of Hart Holding common stock, representing less than 1% of such outstanding common stock.

(2) As of March 27, 1995, James W. Hart is the beneficial owner of 25,206 shares of Hart Holding common stock (96.5%), of which (i) 20,206 shares are owned directly, and (ii) 5,000 shares are subject to a presently exercisable option (the "Hart Holding Option") granted in November 1993. The Hart Holding Option expires on December 31, 2028 and provides for the issuance of up to 6,667 shares upon exercise of options as follows: 2,500 immediately at $1,350 per share; 2,500 exercisable one year from grant date at $1,500 per share; and 1,667 exercisable two years from grant date at $1,650 per share.

     On January 26, 1994, James W. Hart was granted options to purchase 3,800,000 shares of common stock of the Registrant, par value $.01 per share, and has an expiration date of December 31, 2023. The options contain an exercise price of $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date).

(3) As of March 27, 1995, James W. Hart, Jr. is the beneficial owner of 100 shares of Hart Holding common stock (representing less than 1% of such outstanding common stock), all of which are subject to a presently exercisable option.

(4) As of March 27, 1995, Steven W. Hart is the beneficial owner of 401 shares of Hart Holding common stock (1.9%).

(5) As of March 27, 1995, V. William Lenoci is the beneficial owner of 9 shares of Hart Holding common stock, representing less than 1% of such outstanding common stock.

(6) As of March 27, 1995, the directors and executive officers of Hart Holding as a group beneficially own an aggregate of 26,119 shares of Hart Holding common stock (99.7%).



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of Reeves, Hart Holding, Reeves, Reeves Brothers and certain subsidiaries entered into a Tax Allocation Agreement dated as of May 1, 1986, as amended and restated effective January 1, 1992 (the "Tax Agreement"). The Tax Agreement provides that Hart Holding and Reeves will file consolidated Federal income tax returns as long as they remain members of the same affiliated group.

     During the years ended December 31, 1992, 1993 and 1994,
Reeves' paid management fees to Hart Holding of $1,910,000, $1,804,000 and $980,000, respectively.

     Effective December 31, 1991, Hart Holding exchanged its 1,000 shares of Reeves Series I Preferred Stock, par value $1.00 per share, valued in the aggregate at $9,410,000, for 18,820,000 shares of Reeves common stock, par value $.01 per share, valued at $.50 per share. This transaction resulted in Hart Holding's percentage ownership in Reeves' common stock increasing from 86.7% to 93.5%.

     Pursuant to a November 1992 court-ordered settlement of a lawsuit brought by Hart Holding and Reeves against Drexel Burnham Lambert and certain of its affiliates (collectively, "the Defendants"), Reeves received 1,918,132 shares of its common stock from the Defendants which were subsequently cancelled and retired. This transaction resulted in Hart Holding's percentage ownership in Reeves common stock increasing from 93.5% to 98.6%.

     Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into the Registrant with the Registrant surviving the merger. HHCI, Inc. was formed as a shell corporation (no operations) with a $300,000 capital contribution from Hart Holding. As a result of this merger, Hart Holding was issued 535,000 shares of the Registrant's common stock. Additionally, the Registrant purchased 481,307 shares of its common stock not held by Hart Holding and the shares were subsequently cancelled and retired. As a result of this merger, Hart Holding owns 100% of the outstanding shares of the common stock of the Registrant.

     During 1992, Reeves purchased the residences of three officers of Reeves, Jennifer H. Fray, Douglas B. Hart, and Steven W. Hart, for $215,000, $225,000 and $575,000, respectively. In each case, the price paid was less than a current appraisal on such property or, in the case of Jennifer H. Fray, less than the cost of such property in 1990 plus the cost of improvements. The Board of Directors determined at the time that the price for each residence was not greater than the fair market value for such property. During 1993 and 1994, Reeves recognized a loss of approximately $161,000 and $105,000, respectively, on the sale of the properties including related expenses.



                          PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K


     (a)  The following documents are filed as part of this report:

          1.  Consolidated Financial Statements of Reeves
              Industries, Inc. and Subsidiary:

              Report of Independent Accountants

              Consolidated Balance Sheet at December 31, 1993 and
              1994

              Consolidated Statement of Income for the Years Ended December 31, 1992, 1993, and 1994

              Consolidated Statement of Changes in Shareholder's
              Equity for the Years Ended December 31, 1992, 1993, and
              1994

              Consolidated Statement of Cash Flows for the Years
              Ended December 31, 1992, 1993, and 1994

              Notes to Consolidated Financial Statements


          2.  Financial Statement Schedules for the Years Ended
              December 31, 1992, 1993 and 1994

              Schedule VIII - Valuation and qualifying accounts

              Schedule X - Supplementary income statement information

              All other schedules are omitted because they are not applicable or required information is shown in the consolidated financial statements or notes thereto.


          3.  Exhibits

Exhibit                           Name
  No.

3.1       Restated Certificate of Incorporation of Reeves
          Industries, Inc.

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

4.6 (4) Fourth Supplemental Indenture, dated as of May 7, 1991, between Reeves Industries, Inc. and the Subordinated
          Debenture Trustee.

4.7 (1) Fifth Supplemental Indenture, dated as of June 30, 1992, between Reeves Industries, Inc. and the Subordinated
          Debenture Trustee.

4.8 (2) Registration Rights Agreement, dated as of May 1, 1986, among Schick Acquisition Corp. and the purchasers.

4.9 (5)   Senior Note Indenture dated as of June 1, 1992, between
          Reeves Industries, Inc. and Chemical Bank, as Trustee.

10.01 (1) Credit Agreement, dated as of August 6, 1992 (the "Credit Agreement") among Reeves Brothers, Inc., Reeves
          Industries, Inc., the Banks signatory thereto and Chemical Bank, as Agent.

10.02 (6) First Amendment, Waiver and Consent, dated as of October 25, 1993, to the Credit Agreement.

10.03 (9) Second Amendment, dated as of December 28, 1993, to the
          Credit Agreement.

10.04     Third Amendment and Waiver, dated as of September 27,
          1994, to the Credit Agreement.

10.05 Fourth Amendment and Waiver, dated as of March 10, 1995, to the Credit Agreement.

10.06 (7) Tax Allocation Agreement, effective as of January 1, 1992 by and among Hart Holding Company Incorporated, Reeves Industries, Inc., Reeves Brothers, Inc., Fenchurch, Inc., Turner Trucking Company, Reeves Penna, Inc., A.R.A. Manufacturing Company, Hart Investment Properties Corporation and Hart Capital Corporation.

10.07 (8) Reeves Corporate Management Incentive Bonus Plan.

10.08     Employment Agreement dated July 1, 1991, and amended
          December 1, 1994, between Reeves Brothers, Inc. and
          Anthony L. Cartagine.

10.09 (9) Employment Agreement dated November 1, 1991 and amended
          May 18, 1993, between Reeves Brothers, Inc. and Vito W.
          Lenoci.

10.10 (9) Reeves Brothers, Inc. 401(a)(17) Plan, effective January
          1, 1989.

10.11 (9) Non-Qualified Stock Option Agreement, dated as of January 26, 1994, between Reeves Industries, Inc. and James W.
          Hart.

10.12 (6) Agreement and Plan of Merger, dated as of October 22,
          1993, between Reeves Industries, Inc. and HHCI, Inc.

10.13 (4) Lease Agreement, dated March 28, 1991, between Springs
          Industries, Inc., Lessor, and Reeves Brothers, Inc.,
          Lessee.

12        Statement of Computation of Ratio of Earnings to Fixed
          Charges.

21        Subsidiaries of Reeves Industries, Inc.

27        Financial Data Schedule



(1) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves' Annual Report on Form 10-K dated March 31, 1993, which is incorporated by reference herein.

(2) Previously filed by Reeves Industries, Inc. as an exhibit to Newreeveco's Registration Statement on Form S-1, Registration No. 33-8192, dated August 21, 1986, as amended October 20,
     1986, which is incorporated by reference herein.

(3) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves' Annual Report on Form 10-K dated April 12, 1988, which is incorporated by reference herein.

(4) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves' Annual Report of Form 10-K dated March 30, 1992, which is incorporated by reference herein.

(5) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves' Quarterly Report on Form 10-Q dated August 12, 1992, which is incorporated by reference herein.

(6) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves' Quarterly Report on Form 10-Q dated November 10, 1993, which is incorporated by reference herein.

(7) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves' Registration Statement on Form S-2, Registration No.
     33-47254, dated April 16, 1992, as amended May 28, 1992, which is incorporated by reference herein.

(8) Previously filed by Reeves Industries, Inc. as an exhibit to Reeves' Annual Report on Form 10-K dated March 28, 1991, which is incorporated by reference herein.

(9)  Previously filed by Reeves Industries, Inc. as an Exhibit to
     Reeves' Annual Report on Form 10-K dated March 31, 1994, which is in corporated by reference herein.



     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of 1994.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REEVES INDUSTRIES, INC.
                                         Registrant

     Date:  March 27, 1995       By:/s/ Steven W. Hart
            --------------          ----------------------------
                                      Steven W. Hart
                                      Executive Vice-President &
                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                     Date

(i) Principal Executive Officer:

/s/ James W. Hart, Jr.    President, Chief            March 27, 1995
----------------------    Executive Officer and       --------------
James W. Hart, Jr.        Chief Operating Officer


(ii) Principal Financial Officer:

/s/ Steven W. Hart        Executive Vice President    March 27, 1995
----------------------    & Chief Financial Officer   --------------
Steven W. Hart


(iii) Principal Accounting Officer:

/s/ Donald R. Miller      Vice President - Finance    March 27, 1995
----------------------                                --------------
Donald R. Miller


(iv) A Majority of the Board of Directors:

/s/ James W. Hart         Director                    March 27, 1995
----------------------                                --------------
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

 REEVES INDUSTRIES, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 1993 AND 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Reeves Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 42, after giving retroactive effect to the adjustment described in Note 11, present fairly, in all material respects, the financial position of Reeves Industries, Inc. and its subsidiary at December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Atlanta, Georgia
February 17, 1995

REEVES INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share data)


                                                 December 31,
                                               1993      1994
ASSETS
Current assets
  Cash and cash equivalents
    of $7,222 and $1,550                    $ 12,015  $ 17,429
  Accounts receivable, less allowance
    for doubtful accounts
    of $1,467 and $1,232                      45,925    52,890
  Inventories (Note 4)                        33,969    35,909
  Deferred income taxes (Note 9)               5,442     4,259
  Other current assets                         2,909     4,114
                                            --------  --------
    Total current assets                     100,260   114,601
Property, plant and equipment, at cost
  less accumulated depreciation (Note 5) 51,415 70,629 Unamortized financing costs, less accumulated amortization of $1,177
  and $1,830                                   3,946     3,293
Goodwill, less accumulated amortization
  of $9,431 and $10,771                       43,357    42,017
Deferred income taxes (Note 9)                 2,153     1,246
Other long-term assets (Note 6)                1,894     5,412
                                            --------  --------
    Total assets                            $203,025  $237,198
                                            ========  ========

REEVES INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share data)


                                                December 31,
                                               1993      1994
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable                           $ 22,810  $ 32,109
  Accrued expenses and other
  liabilities (Note 7)                         18,671    18,738
                                             --------  --------
     Total current liabilities                 41,481    50,847
Long-term debt (Note 8)                       132,677   146,278
Deferred income taxes (Note 9)                  4,367     5,637
Other long-term liabilities (Note 7)            4,939     5,621
                                             --------  --------
      Total liabilities                       183,464   208,383
                                             --------  --------
Shareholder's equity (Note 11)
  Common stock, $.01 par value,
    50,000,000 shares authorized;
    35,021,666 shares issued and
    outstanding                                   350       350
  Capital in excess of par value                5,099     5,099
  Retained earnings (Note 11)                  18,114    26,908
  Equity adjustments from translation          (4,002)   (3,542)
                                             --------  --------
                                               19,561    28,815
                                             --------  --------
   Commitments and contingencies (Note 16)
                                             --------  --------
      Total liabilities and
       shareholder's equity                  $203,025  $237,198
                                             ========  ========












The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(in thousands)


                                      Year ended December 31,
                                    1992       1993        1994

Net sales                         $271,104   $283,653   $305,269
Cost of sales                      216,043    222,016    243,575
                                  --------   --------   --------
Gross profit on sales               55,061     61,637     61,694
Selling, general and
  administrative expenses           29,294     32,540     30,374
Restructuring charges (Note 3)                  1,003        402
                                  --------   --------   --------
Operating income                    25,767     28,094     30,918
Other income (expense)
  Other income, net                    435        158         44
  Interest expense and
    amortization of financing
    costs and debt discounts       (17,633)   (16,394)   (16,385)
                                  --------   --------   --------
                                   (17,198)   (16,236)   (16,341)
                                  --------   --------   --------
Income before income taxes,
  extraordinary item and
  cumulative effect of a change
  in accounting principle            8,569     11,858     14,577
Income taxes (Note 9)                2,593      4,001      5,783
                                  --------   --------   --------
Income before extraordinary item
  and cumulative effect of a
  change in accounting principle     5,976      7,857      8,794
Extraordinary loss from early
  extinguishment of debt, less
  applicable income tax benefits
  of $3,148 (Note 8)                (6,112)
Cumulative effect of a change in
  accounting for income taxes
  (Note 9)                           3,221
                                  --------   --------   --------
Net income                        $  3,085   $  7,857   $  8,794
                                  ========   ========   ========



The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)


                                      Year ended December 31,
                                    1992       1993        1994
Cash flows from operating
  activities
  Net income                      $  3,085    $  7,857   $  8,794
  Adjustments to reconcile net
   income to net cash provided
   by operating activities
     Write-off of financing costs
      due to early extinguishment
      of debt                        6,112
     Cumulative effect of a
      change in accounting for
      income taxes                  (3,221)
     Depreciation and
      amortization                   9,146       9,272     10,433
     Deferred income taxes            (112)        694      3,360
     Changes in operating assets
      and liabilities
       Decrease (increase) in
       accounts receivable           2,574      (7,049)    (6,965)
       Decrease (increase) in
       inventories                   4,200       1,341     (1,940)
      (Increase) decrease in other
       current assets               (9,167)      6,514     (1,205)
      Decrease (increase) in other
       assets                          134        (900)    (3,518)
      (Decrease) increase in
       accounts payable               (546)      7,458      9,299
      Increase in accrued expenses
       and other liabilities          6,451        133        749
      Equity adjustments from
       translation                   (3,450)      (117)      (163)
      Other                                                   236
                                   --------   --------   --------
Net cash provided by operating
 activities                          15,206     25,203     19,080
                                   --------   --------   --------

Cash flows from investing
 activities
  Purchases of property, plant
   and equipment                    (15,788)   (16,506)   (27,264)
  Net proceeds (payments)
   from disposal of discontinued
   operations                        12,438       (536)
                                   --------   --------   --------
Net cash used by investing
 activities                          (3,350)   (17,042)   (27,264)
                                   --------   --------   --------

Cash flows from financing
 activities
  Principal payments of long-term
   debt                           (108,726)
  Net (payments) borrowings
   on revolving loans              (30,000)               13,500
  Borrowings of long-term debt     121,644
  Debt issuance costs               (5,115)
  Premium on early retirement
   of debt                          (4,876)
  Issuance of common stock                        300
  Purchases of common stock         (1,075)      (270)
                                  --------   --------   --------
Net cash (used) provided by
 financing activities              (28,148)        30     13,500
                                  --------   --------   --------
Effect of exchange rate
 changes on cash                      (535)      (341)        98
                                  --------   --------   --------
(Decrease) increase in cash
 and cash equivalents              (16,827)     7,850      5,414
Cash and cash equivalents,
 beginning of year                  20,992      4,165     12,015
                                  --------   --------   --------
Cash and cash equivalents,
 end of year                      $  4,165   $ 12,015   $ 17,429
                                  ========   ========   ========


The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(in thousands)

                                                              Equity
                                          Capital             Adjust-
                          Common Stock      in                ments
                         $.01 Par Value   Excess              From
                         ---------------  of Par   Retained   Trans-
                          Shares  Amount  Value    Earnings   lation    Total

December 31, 1991         36,886   $369   $6,421   $ 9,022    $4,665   $20,477
Prior period
  adjustment (Note 11)                              (1,850)             (1,850)
Net income                                           3,085               3,085
Translation adjustments                                       (6,626)   (6,626)
Purchase and cancellation
 of common stock          (1,918)   (19)  (1,352)                       (1,371)
                          ------   ----   ------   -------   -------   -------
December 31, 1992         34,968    350    5,069    10,257    (1,961)   13,715
Net income                                           7,857               7,857
Translation adjustments                                       (2,041)   (2,041)
Issuance of common stock     535      5      295                           300
Purchase and cancellation
 of common stock            (481)    (5)    (265)                         (270)
                          ------   ----   ------   -------   -------   -------
December 31, 1993         35,022    350    5,099    18,114    (4,002)   19,561
Net income                                           8,794               8,794
Translation adjustments                                          460       460
                          ------   ----   ------   -------   -------   -------
December 31, 1994         35,022   $350   $5,099   $26,908   $(3,542)  $28,815
                          ======   ====   ======   =======   =======   =======







The accompanying notes are an integral part of these financial statements.

REEVES INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1993 AND 1994


1. BUSINESS AND ORGANIZATION

  Reeves Industries, Inc. ("Reeves" or the "Company"), a wholly-owned subsidiary of Hart Holding Company Incorporated ("Hart Holding" or the "Parent"), is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers"). The Company was acquired by Hart Holding on May 6, 1986. Reeves is a diversified industrial company engaged in two business segments: industrial coated fabrics and apparel textiles.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation
  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Reeves Brothers.
  All significant intercompany balances and transactions have been eliminated.

  Inventories
  Inventories are stated at the lower of cost or market. Cost for approximately 27% and 31% of total inventories was determined on the last-in, first-out ("LIFO") method at December 31, 1993 and 1994, respectively. With respect to the remainder of the inventories, cost is determined principally on the first-in, first-out ("FIFO") method. Market is determined on the basis of replacement costs or selling prices less costs of disposal. The application of Accounting Principles Board Opinion No. 16, Business Combinations, for the acquisition of Reeves caused the inventories in the accompanying Consolidated Balance Sheet to exceed inventories used for income tax purposes by approximately $6,833,000 as of December 31, 1994.

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

  The Company capitalizes interest as part of the cost of constructing major facilities and equipment. Interest capitalized during 1992, 1993 and 1994 was $0, $0 and $419,000, respectively.

  Fair value of financial instruments
  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of the Company's 11% Senior Notes is determined based upon a recent market price quote and is disclosed in Note 8. The fair value of the Company's 13 3/4% Subordinated Debentures is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturity. The fair value of foreign currency exchange contracts (used for hedging purposes) is estimated using quoted exchange rates and is disclosed in Note 12.

  Foreign currency exchange and translation
  For Reeves Brothers' wholly-owned foreign subsidiary, the local currency of the country of operation is used as the functional currency for purposes of translating the local currency asset and liability accounts at current exchange rates into the reporting currency. The resulting translation adjustments are accumulated as a separate component of shareholder's equity reflected in the equity adjustments from translation account in the accompanying consolidated financial statements. Gains and losses resulting from translating asset and liability accounts that are denominated in currencies other than the functional currency and gains and losses on forward foreign currency exchange contracts not designated as hedges are included in income. Gains and losses on long-term intercompany transactions are recorded net of tax in the equity adjustments from translation account.

  Amortization policy
  The Company is amortizing goodwill on a straight-line basis over forty years. Financing costs and debt discounts are being amortized by the interest method over the life of the respective debt securities. Pre-operating costs associated with significant new operations are deferred and amortized over five years or the life of the asset associated with the pre-operating costs, which is generally five to seven years.

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

  During 1992, the Company adopted Statement of Financial
  Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Income tax accounting information is disclosed in Note
  9 to the consolidated financial statements.

  The provision for income taxes was based on reported earnings before income taxes and includes appropriate provisions for deferred income taxes resulting from the tax effect of the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

  At December 31, 1994, unremitted earnings of the foreign subsidiary were approximately $26,500,000. United States income taxes have not been provided on these unremitted earnings as it is the Company's intention to indefinitely reinvest these earnings. However, the foreign subsidiary has, in previous years, remitted a portion of its current year earnings as dividends and expects to continue this practice in the future.

  Pension plans
  The Company has a noncontributory pension plan covering all eligible domestic employees (Note 10).

  Statement of cash flows
  For purposes of the statement of cash flows, cash equivalents are defined as highly liquid investment securities with an original maturity of three months or less.

  Reclassifications
  Certain amounts in the 1992 and 1993 consolidated financial statements and notes have been reclassified to conform with the 1994 presentation.


3. RESTRUCTURING CHARGES

  During 1993 and 1994, the Company implemented restructuring plans to reduce the Company's overall cost structure and to improve productivity. The Consolidated Statement of Income for the year ended December 31, 1993 includes a charge of approximately $1,003,000 related to the plan implemented in 1993 (the "1993 Plan"). The 1993 Plan includes the cessation of weaving activities at one location and conversion of that facility into a captive yarn mill, consolidating weaving capacity at remaining facilities and implementing cost saving/state-of-the-art finishing technology. The Consolidated Statement of Income for the year ended December 31, 1994 includes a charge, representing only costs incurred during 1994, of approximately $402,000 related to the plan implemented in 1994 (the "1994 Plan"). The 1994 Plan includes the cessation of yarn operations at one location and the transfer of those operations to another location.

4. INVENTORIES

  Inventories at December 31, 1993 and 1994 are comprised of the following (in thousands):

                                             1993       1994

    Raw materials                          $ 6,815     $ 7,591
    Work in process                          8,792       8,536
    Manufactured and finished goods         18,362      19,782
                                           -------     -------
                                           $33,969     $35,909
                                           =======     =======

    If inventories had been calculated on a current cost basis, they would have been valued higher by approximately $2,038,000 and $2,397,500 at December 31, 1993 and 1994, respectively.


5.  PROPERTY, PLANT AND EQUIPMENT

    The principal categories of property, plant and equipment at December 31, 1993 and 1994 are as follows (in thousands):

                                             1993        1994

    Land and land improvements            $    797    $    735
    Buildings and improvements              16,570      23,232
    Machinery and equipment                 56,555      65,719
    Construction in progress                 8,929      17,077
                                          --------    --------
                                            82,851     106,763
    Less - Accumulated depreciation
     and amortization                      (31,436)    (36,134)
                                          --------    --------
                                          $ 51,415    $ 70,629
                                          ========    ========

    On June 13, 1994 and December 13, 1994, the Company entered into Inducement Agreements (the "Inducement Agreements") with Spartanburg County, South Carolina, and Lee County, South Carolina, respectively (the "Counties"), under South Carolina Code Section 4-29-67 (the "Statute"). The Inducement Agreements provide the Company an incentive to make capital investments in the Counties in the form of qualified investments in land, buildings, and/or machinery and equipment by allowing the Company to pay a fee in lieu of ad valorem property taxes. The Company must make capital investments equal to $85 million in the Counties beginning in 1994 and continuing through December 31, 1999. Under the Statute, the investment threshold will be lowered in the event that the Company meets certain job creation levels. Should the Company not invest the specified threshold amounts by December 31, 1999, the Company will pay the difference between the ad valorem taxes that would have been due and the actual fee paid plus interest. Qualified investments, which include assets leased under operating leases, total $22,490,000 at December 31, 1994.

    On December 29, 1994, the Company entered into the agreements required by the Statute whereby the Company transferred to the Counties title to certain qualifying assets placed in productive use in 1994 (the "Assets"). The Company retains all rights associated with the possession and use of the Assets, and the Counties cannot transfer or otherwise dispose of the Assets except as requested in writing by the Company. The Company can reacquire title to the Assets at any time for $1.00.

    The sole purpose and the economic substance of this transaction is to establish the property tax incentive permitted under the Statute. The Company does not believe an economic transfer of the Assets has occurred. Accordingly, the Company has not recorded the transfer of title to the Assets to the Counties in the Company's financial statements. The net book value at December 31, 1994 of Assets to which nominal title was transferred to the Counties is $12,190,000.


6.  OTHER LONG-TERM ASSETS

    Other long-term assets at December 31, 1993 and 1994 are comprised of the following (in thousands):

                                                 1993     1994

    Pre-operating costs                        $   742  $ 3,666
    Other                                        1,152    1,746
                                               -------  -------
                                               $ 1,894  $ 5,412
                                               =======  =======


7.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities at December 31, 1993 and 1994 are comprised of the following (in thousands):

                                                 1993     1994

    Accrued salaries, wages and incentives     $ 3,145  $ 4,920
    Product claims reserve                       1,237      437
    Interest payable                             6,512    6,626
    Income taxes payable                         2,398    1,662
    Deferred compensation                          171
    Italian severance pay program                  421       22
    Other                                        4,787    5,071
                                               -------  -------
                                               $18,671  $18,738
                                               =======  =======

    Other long-term liabilities at December 31, 1993 and 1994 are comprised of the following (in thousands):

                                                 1993      1994

    Deferred compensation                      $ 1,016   $ 1,117
    Accrued costs related to discontinued
      operations                                 1,390     1,174
    Italian severance pay program                1,970     2,727
    Other                                          563       603
                                               -------   -------
                                               $ 4,939   $ 5,621
                                               =======   =======


8.  LONG-TERM DEBT

    Long-term debt at December 31, 1993 and 1994 consists of the following (in thousands):

                                                 1993      1994

    11% Senior Notes due July 15, 2002,
      net of unamortized discount
      of $747 and $659                         $121,753  $121,841
    13 3/4% Subordinated Debentures due
      May 1, 2000, net of unamortized
      discount of $76 and $63                    10,924    10,937
    Revolving loan payable to bank                         13,500
                                               --------  --------
                                               $132,677  $146,278
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

    In connection with the liquidation of the 12 1/2% Senior Notes, the 13% Senior Subordinated Debentures and the prior revolving loan, the Company paid early payment premiums of $4,601,000 and wrote off related debt issuance costs and debt discounts of $3,016,000. In addition, during 1992, the Company purchased $5,000,000 face value of its 13 3/4% Subordinated Debentures for $5,275,000. As a result of these transactions, the Company recognized an extraordinary loss in 1992 of $5,775,000 ($.16 per share), net of applicable income tax benefits of $2,974,000.

    Reeves is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

    On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement, as amended, (the "Credit Agreement") with a group of banks which provides the Company and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternate Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternate Base Rate is defined as the higher of the Prime Rate (8.5% at December 31, 1994), Base CD Rate plus
    1%, or the Federal Funds Effective Rate plus 1/2%. The Alternate Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan weighted average interest rate at December 31, 1994 was 8.9%.
    The Revolving Loan is due April 1, 1996. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventory.
    As of December 31, 1994, the Company and Reeves had available borrowings, net of $1,250,000 of outstanding letters of credit, of $20,250,000 under the Revolving Loan. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving
    Loan.

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

    Interest paid, including that related to discontinued operations, amounted to $12,350,000, $15,306,000 and $15,753,000 in 1992, 1993 and 1994, respectively.

    The estimated fair value of the Company's Senior Notes and 13 3/4% Subordinated Debentures at December 31, 1994 is $122,500,000 and $10,919,000, respectively.


9.  INCOME TAXES

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

    The provision for income taxes from continuing operations is comprised of the following (in thousands):

                                         1992     1993    1994
        Current:
          Federal                      $ (401)  $1,278   $  934
          Foreign                         954      811    1,596
          State                           174      138      241
                                       ------   ------   ------
                                          727    2,227    2,771
                                       ------   ------   ------
        Deferred:
          Federal                         983      945    2,063
          Foreign                         641      826      832
          State                           242        3      117
                                       ------   ------   ------
                                       $2,593   $4,001   $5,783
                                       ======   ======   ======

    The provision for income taxes from continuing operations differs from taxes computed using the statutory federal income tax rate as follows (in thousands):

                                         1992     1993    1994

    Consolidated computed
     statutory taxes                    $2,914   $4,050   $5,002
    State income taxes, net of
     federal income tax benefit            275       93      236
    Amortization of goodwill               456      456      456
    Foreign tax rate less than
     statutory rate                       (868)  (1,451)    (774)
    Expiring foreign tax credits                           1,577
    Other, net                            (184)      53       86
    Valuation reserve                               800     (800)
                                        ------   ------   ------
                                        $2,593   $4,001   $5,783
                                        ======   ======   ======

    In 1990, Reeves Brothers' foreign subsidiary implemented a reorganization allowed under the applicable country's income tax laws. This transaction resulted in the foreign subsidiary revaluing upward its net assets for income tax purposes. Additional depreciation and amortization relating to this revaluation is deductible in determining income tax expense for both financial and income tax reporting. The effect of this revaluation resulted in the foreign subsidiary's effective income tax rate declining from its statutory rate of approximately 52.2% to 22% for both 1992 and 1993 and approximately 25% for 1994.

    Deferred tax liabilities (assets) under FAS 109 are comprised of the following temporary differences (in thousands):

                                           1993         1994
      Deferred tax liabilities
       Inventories                       $ 2,584      $ 2,392
       Depreciation                        1,783        2,145
       Amortization                                     1,100
                                         -------      -------
                                         $ 4,367      $ 5,637
                                         =======      =======

      Current deferred tax assets
       Tentative minimum tax credits     $   854      $   500
       Accrued expenses                    3,490        3,438
       Foreign tax credit carryforwards    1,898          321
       Valuation reserve                    (800)
                                         -------      -------
                                           5,442        4,259
                                         -------      -------
      Long-term deferred tax assets
       Depreciation on foreign
        subsidiary assets                  1,219         (140)
       Tentative minimum tax credits                      895
       Foreign exchange on note of
        foreign subsidiary                   934          491
                                         -------      -------
                                           2,153        1,246
                                         -------      -------
                                         $ 7,595      $ 5,505
                                         =======      =======

    The sources of income from operations before income taxes are as follows (in thousands):

                              1992        1993         1994

        Domestic            $ 1,327      $ 2,774      $ 5,160
        Foreign               7,242        9,084        9,417
                            -------      -------      -------
                            $ 8,569      $11,858      $14,577
                            =======      =======      =======

    Income taxes paid amounted to approximately $2,406,000, $1,686,000 and $2,016,000 in 1992, 1993 and 1994, respectively.


10. PENSION PLANS

    The Company sponsors a noncontributory defined benefit pension plan covering all of its domestic salaried and hourly employees. The Company's funding policy is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

    Effective June 1, 1994, The Reeves Brothers, Inc. Pension Plan for Hourly Employees (the "Hourly Plan") was merged into The Reeves Brothers, Inc. Pension Plan for Salaried Employees (the "Salaried Plan") with the Salaried Plan surviving the merger. Concurrent with the merger, the Salaried Plan changed its name to the "Reeves Brothers, Inc. Pension Plan" (the "Pension Plan"). Pursuant to the merger, the general provisions of the Salaried Plan will begin to govern the benefits earned by the participants of the Pension Plan subsequent to the merger. The Pension Plan benefits are based on an employee's years of accredited service.

    The Pension Plan also provides benefits to both the ARA union and non-union employees in accordance with their separate benefit calculations. The ARA non-union plan was merged with the Hourly Plan effective December 1990; the ARA union plan was merged with the Hourly Plan effective April 1993.

    The following table presents the funded status of the Pension
    Plan at December 31, 1993 and 1994 (in thousands):

                                               1993      1994
     Actuarial present value of accumulated
       benefit obligation:
        Vested                               $19,300   $18,145
        Nonvested                                914       663
                                             -------   -------
     Accumulated benefit obligation          $20,214   $18,808
                                             =======   =======


     Plan assets at fair value               $25,450   $24,412
     Projected benefit obligation for
       services rendered to date              24,553    22,291
                                             -------   -------
     Plan assets greater than projected
       benefit obligation                        897     2,121
     Unrecognized net transition obligation    1,955     2,303
     Unrecognized net gain subsequent to
       transition                             (3,696)   (5,317)
                                             -------   -------
     Pension liability recognized
      in the consolidated balance sheet      $  (844)  $  (893)
                                             =======   =======

  Plan assets consist primarily of fixed income securities, equity securities, and certificates of deposit.

  Pension cost includes the following components (in thousands):

                                        1992     1993     1994
    Service cost - benefits
     earned during the period          $  942   $  936   $1,243
    Interest cost on projected
     benefit obligation                 1,456    1,643    1,623
    Actual return on plan assets       (2,961)  (2,531)  (2,106)
    Net amortization and deferral       1,351      754      125
                                       ------   ------   ------
    Pension cost                       $  788   $  802   $  885
                                       ======   ======   ======

  A weighted average discount rate of 7.25% and 8.0%, and rate of increase in future compensation of 5.0% and 5.5% were used in determining the actuarial present value of the projected benefit obligation in 1993 and 1994, respectively. The long-term expected rate of return on assets was 8.0% in 1993 and 1994.

  In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"), which requires accrual, during an employee's active years of service, of the expected costs of providing postretirement benefits to employees and their beneficiaries and dependents. The Company adopted FAS 106 in 1992, the effect of which was not material to the financial statements.


11. SHAREHOLDER'S EQUITY

  Capital stock
  The capitalization of Reeves consists of one class of common stock, $.01 par value (the "Common Stock"). 250,000 shares of Preferred Stock remain authorized, with no Preferred Stock currently outstanding.

  Retained Earnings
  During 1994 the Company determined that the 1986 tax expense was understated by approximately $1,850,000 due to an error in the calculation of the 1986 tax provision. Accordingly, during 1994, the Company recorded an adjustment to retained earnings and income taxes payable of $1,850,000. The adjustment is reflected in the Company's consolidated financial statements as if it occurred on December 31, 1991.

  Settlement of litigation
  In November 1992, pursuant to a court ordered settlement of a lawsuit brought by the Company against Drexel Burnham Lambert and certain of its affiliates (collectively, the "Defendants"), Reeves received 1,918,132 shares of its common stock from the Defendants which were subsequently cancelled and retired.

  Merger with HHCI, Inc.
  Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into the Company with the Company surviving the merger. HHCI, Inc. was formed as a shell corporation (no operations) with a $300,000 capital contribution from Hart Holding. As a result of the merger, Hart Holding was issued 535,000 shares of the Company's common stock. Additionally, the Company purchased the 481,307 shares of its common stock not held by Hart Holding and the shares were subsequently cancelled and retired. As a result of this merger, Hart Holding owns 100% of the outstanding shares of the common stock of the Company.

  Non-qualified Stock Option
  On January 26, 1994, the Board of Directors approved a non-qualified stock option agreement between the Company and the Chairman of the Board of Directors. The agreement grants options to purchase up to 3,800,000 shares of common stock of the Company, par value $.01 per share, and has an expiration date of December 31, 2023. The options contain an exercise price of $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date).


12. FOREIGN EXCHANGE

  The Company's foreign subsidiary enters into forward currency exchange contracts to hedge certain firm sales commitments and certain anticipated but not yet committed sales expected to be denominated in currencies other than the Italian Lire. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual Lire cash flows resulting from sales to international customers will be adversely affected by changes in exchange rates. The term of the foreign currency exchange contracts usually does not exceed one year. Counterparties to the forward currency exchange contracts are major Italian financial institutions. Credit loss from counterparty nonperformance is not anticipated.

  At December 31, 1993 and 1994, the Company had foreign currency exchange contracts outstanding, equivalent to $14,883,000 and $0, respectively, to exchange various currencies, including the U.S. dollar, Japanese yen, pound sterling, Deutsche mark, and French franc into Italian Lire. Gross deferred unrealized gains and losses from hedging firm sales commitments and anticipated but not yet committed sales transactions, based on market prices, were a $23,000 gain and a $499,000 loss at December 31, 1993. The contracts outstanding at December 31, 1993 matured during 1994 and all gains or losses on the contracts were recognized in earnings in 1994. The December 31, 1993, fair value of these foreign currency contracts as hedge instruments was $14,407,000.


13. CONCENTRATIONS OF CREDIT RISK

  Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. As a result, at December 31, 1994, the Company does not consider itself to have any significant concentrations of credit risk.


14. RELATED PARTY TRANSACTIONS

  During the years ended December 31, 1992, 1993 and 1994, the
  Company and its subsidiary paid management fees to Hart Holding of $1,910,000, $1,804,000 and $980,000, respectively.

  During 1992, Reeves purchased the residences of three officers of Reeves for an aggregate amount of $1,015,000. During 1993 and 1994, the Company recognized a loss of approximately
  $161,000 and $105,000, respectively, on the sale of the properties including related expenses.


15. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company, through Reeves Brothers, operates in two principal industry segments: industrial coated fabrics and apparel textiles. The Industrial Coated Fabrics Group manufactures newspaper and graphic arts printing press blankets, protective coverings, inflatable aerospace and survival equipment, diaphragms for meters, pump and tank seals and material used in automotive airbags. The Apparel Textiles Group manufactures, dyes and finishes greige goods.

  The products of the Industrial Coated Fabrics Group and the Apparel Textiles Group are sold in the United States and in certain foreign countries primarily by Reeves Brothers' merchandising and sales personnel and through a network of independent distributors to a variety of customers including converters, apparel manufacturers and industrial users. Sales offices are maintained in New York, New York; Dallas, Texas; Los Angeles, California; Spartanburg, South Carolina and Lodivecchio, Italy.

  The following table presents certain information concerning each segment (in thousands):

                                    1992       1993      1994

Net sales:
 Industrial coated fabrics        $126,576   $140,735   $156,036
 Apparel textiles                  142,683    140,896    146,596
 Other                               1,845      2,022      2,637
                                  --------   --------   --------
                                  $271,104   $283,653   $305,269
                                  ========   ========   ========


Operating income:
  Industrial coated fabrics       $ 24,732   $ 29,287   $ 30,918
  Apparel textiles                  10,407     11,251     12,264
  Other                                286        332        197
  Corporate expenses                (9,658)   (11,773)   (12,059)
  Restructuring charges                        (1,003)      (402)
                                  --------   --------   --------
  Operating income                  25,767     28,094     30,918
  Other income, net                    435        158         44
  Interest expense and
    amortization of financing
    costs                          (17,633)   (16,394)   (16,385)
                                  --------   --------   --------
Income before income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting principle   $  8,569   $ 11,858   $ 14,577
                                  ========   ========   ========


Depreciation:
 Industrial coated fabrics        $  3,175   $  3,632   $  4,515
 Apparel textiles                    2,782      3,303      3,384
 Other                                 131        162        270
 Corporate                             688        107        169
                                  --------   --------   --------
                                  $  6,776   $  7,204   $  8,338
                                  ========   ========   ========


Capital expenditures:
  Industrial coated fabrics       $  6,353   $ 11,459   $ 22,502
  Apparel textiles                   8,483      4,140      1,825
  Other                                140        553        284
  Corporate                            812        354      2,653
                                  --------   --------   --------
                                  $ 15,788   $ 16,506   $ 27,264
                                  ========   ========   ========


Identifiable assets:
  Industrial coated fabrics       $ 65,752   $ 75,625   $103,995
  Apparel textiles                  64,293     62,528     64,217
  Other                                818      1,077      1,190
  Corporate, principally
    discontinued operations
    (in 1992), cash, goodwill
    and debt issuance costs         62,068     63,795     67,796
                                  --------   --------   --------
                                  $192,931   $203,025   $237,198
                                  ========   ========   ========


   Financial data of Reeves' foreign operation is as follows (in thousands):

                                     1992       1993      1994

         Sales                     $ 38,444   $ 36,932  $ 41,339
         Net income                   9,165      7,446     6,989
         Assets                      31,608     33,092    39,738

   Intersegment sales are not material.


16. COMMITMENTS AND CONTINGENCIES

   The Company leases certain operating facilities and equipment under long-term operating leases. At December 31, 1994 future minimum rentals, required by operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows: 1995 - $4,862,000; 1996 - $4,718,000; 1997 -
   $4,685,000; 1998 - $4,630,000; 1999 - $4,613,000; thereafter -
   $6,409,000.

   Rental expense charged to continuing operations was approximately $1,420,000, $1,473,000 and $2,800,000 during the years ended December 31, 1992, 1993 and 1994, respectively.

   There are various lawsuits and claims pending against the Company and its subsidiary, including those relating to commercial transactions. The outcome of these matters is not presently determinable but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the results of operations and financial position of the Company.

    SCHEDULE VIII - ANALYSIS OF THE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                        REEVES INDUSTRIES, INC. AND SUBSIDIARIES
                                    (In thousands)

     Column A       Column B        Column C         Column D  Column E
                              --------------------
                              charged
                    Balance,  (credited) charged
                     begin-   to costs   to other               Balance,
                     ning of    and      accounts   Deductions  end of
   Description       period   expenses   describe    describe   period

December 31, 1991    $2,081
Provision                      $(148)
Recoveries                                 $ 23
Write-off                                             $(386)
                     ------    -----       ----       -----      ------
December 31, 1992    $2,081    $(148)      $ 23       $(386)     $1,570
                     ======    =====       ====       =====      ======

Provision                      $ 427
Recoveries                                 $108
Write-off                                             $(638)
                     ------    -----       ----       -----      ------
December 31, 1993    $1,570    $ 427       $108       $(638)     $1,467
                     ======    =====       ====       =====      ======

Provision                      $ 335
Recoveries                                 $ 26
Write-off                                             $(596)
                     ------    -----       ----       -----      ------
December 31, 1994    $1,467    $ 335       $ 26       $(596)     $1,232
                     ======    =====       ====       =====      ======

           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 REEVES INDUSTRIES, INC. AND SUBSIDIARIES



       Column A                          Column B
                                        Charged to
       Item (1)                     Costs and Expenses
                                      (In thousands)

Maintenance and repairs

 Year Ended December 31, 1992            $  7,745
                                         ========

 Year Ended December 31, 1993            $  6,328
                                         ========

 Year Ended December 31, 1994            $  7,341
                                         ========






(1)  Other items are less than 1% of revenues or not applicable.

                         INDEX TO EXHIBITS

Exhibit                      Name
  No.

3.1        Restated Certificate of Incorporation of Reeves
           Industries, Inc.

10.04      Third Amendment and Waiver, dated as of September 27,
           1994, to the Credit Agreement.

10.05 Forth Amendment and Waiver, dated as of March 10, 1995, to the Credit Agreement.

10.08      Employment Agreement dated July 1, 1991, and amended
           December 1, 1994, between Reeves Brothers, Inc. and
           Anthony L. Cartagine.

12         Statement of Computation of Ratio of Earnings to Fixed
           Charges.

21         Subsidiaries of Reeves Industries, Inc.

27         Financial Data Schedule