Form 10-Q
period 1995-04-02
REEVES INDUSTRIES INC /DE/
filed 1995-05-16
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 2, 1995

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

                                                    Yes  x   No

35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on May 16, 1995.

REEVES INDUSTRIES, INC. AND SUBSIDIARY

                                   INDEX

PART I.  FINANCIAL INFORMATION                           PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
           December 31, 1994 and April 2, 1995             3

         Condensed Consolidated Statement of Income
           for the quarters ended April 3, 1994
           and April 2, 1995                               5

         Condensed Consolidated Statement of Changes
           in Stockholder's Equity for the quarter
           ended April 2, 1995                             6

         Condensed Consolidated Statement of Cash
           Flows for the quarters ended April 3,
           1994 and April 2, 1995                          7

         Notes to Condensed Consolidated Financial
           Statements                                      8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 17


SIGNATURES                                                18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  April 2,
                                              1994        1995
                                          ____________  ________
                ASSETS

Current assets
 Cash and cash equivalents of $1,550
   and $22                                  $ 17,429    $  5,312
 Accounts receivable, less allowance for
   doubtful accounts of $1,232 and $1,497     52,890      59,477
 Inventories (Note A)                         35,909      39,699
 Deferred income taxes                         4,259       3,760
 Other current assets                          4,114       3,538
                                            --------    --------
     Total current assets                    114,601     111,786
Property, plant and equipment, at cost
 less accumulated depreciation (Note B)       70,629      72,772
Unamortized financing costs, less
 accumulated amortization of $1,830
 and $1,993                                    3,293       3,130
Goodwill, less accumulated amortization
 of $10,771 and $11,107                       42,017      41,681
Deferred income taxes                          1,246         366
Other assets (Note C)                          5,412       7,770
                                            --------    --------
     Total assets                           $237,198    $237,505
                                            ========    ========

REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  April 2,
                                              1994        1995
                                          ____________  ________

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Revolving loan payable to bank (Note D)               $ 21,900
  Accounts payable                          $ 32,109      24,712
  Accrued expenses and other
    liabilities                               18,738      17,302
                                            --------    --------
     Total current liabilities                50,847      63,914
Long-term debt (Note D)                      146,278     132,803
Deferred income taxes                          5,637       5,638
Other liabilities                              5,621       5,862
                                            --------    --------
     Total liabilities                       208,383     208,217
                                            --------    --------
Stockholder's equity
  Common stock, $.01 par value, 50,000,000
    shares authorized; 35,021,666 shares
    issued and outstanding                       350         350
  Capital in excess of par value               5,099       5,099
  Retained earnings                           26,908      28,629
  Equity adjustments from translation         (3,542)     (4,790)
                                            --------    --------
                                              28,815      29,288
                                            --------    --------
Commitments and contingencies
                                            --------    --------
     Total liabilities and
      stockholder's equity                  $237,198    $237,505
                                            ========    ========





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)
                                               Quarter Ended
                                            ____________________
                                            April 3,    April 2,
                                              1994        1995
                                            --------    --------

Net sales                                    $73,242     $80,048
Cost of sales                                 58,317      64,460
                                             -------     -------
Gross profit on sales                         14,925      15,588
Selling, general and
  administrative expenses                      7,252       8,585
                                             -------     -------
Operating income                               7,673       7,003
Other (expense) income
  Other (expense) income, net                   (227)        201
  Interest expense and amortization of
    financing costs and debt discounts        (4,085)     (4,347)
                                             -------     -------
                                              (4,312)     (4,146)
                                             -------     -------
Income before income taxes                     3,361       2,857
Income taxes                                   1,124       1,136
                                             -------     -------
Net income                                   $ 2,237     $ 1,721
                                             =======     =======



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
  IN STOCKHOLDER'S EQUITY
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)


                  Common Stock     Capital               Equity
                 $0.01 Par Value  in Excess            Adjustments
                 ---------------     of      Retained     From
                 Shares   Amount  Par Value  Earnings  Translation   Total
                 ______   ______  _________  ________  ___________  _______

Balance at
  December 31,
  1994           35,022    $350     $5,099    $26,908    $(3,542)   $28,815

Net income                                      1,721                 1,721

Translation
  adjustments                                             (1,248)    (1,248)
                 ------    ----     ------    -------    -------    -------
Balance at
  April 2,
  1995           35,022    $350     $5,099    $28,629    $(4,790)   $29,288
                 ======    ====     ======    =======    =======    =======





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                                                Quarter Ended
                                            _____________________
                                            April 3,    April 2,
                                              1994        1995
                                            _________   _________

OPERATING ACTIVITIES
  Net income                                $  2,237    $  1,721
  Adjustments to reconcile net income
    to net cash used by operating
    activities:
      Depreciation and amortization            2,496       2,574
      Changes in operating assets and
        liabilities
          Increase in accounts receivable     (3,637)     (6,587)
          Increase in inventory               (4,562)     (3,790)
          Increase in other assets              (149)     (2,358)
          Increase in accounts payable        (1,568)     (7,397)
          Other changes in operating assets
            and liabilities                   (2,542)        927
      Translation adjustments                    327        (413)
                                            --------    --------
NET CASH USED BY OPERATING ACTIVITIES         (7,398)    (15,323)
                                            --------    --------
INVESTING ACTIVITIES
  Purchases of property, plant,
    and equipment                             (5,686)     (5,107)
                                            --------    --------
NET CASH USED BY INVESTING ACTIVITIES         (5,686)     (5,107)
                                            --------    --------
FINANCING ACTIVITIES
  Net borrowings on revolving loan             5,700       8,400
                                            --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES      5,700       8,400
                                            --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          198         (87)
                                            --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS         (7,186)    (12,117)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    12,015      17,429
                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  4,829    $  5,312
                                            ========    ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REEVES INDUSTRIES, INC. AND SUBSIDIARY

APRIL 2, 1995


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

    The accompanying unaudited condensed consolidated financial statements of Reeves have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For such information, refer to the consolidated financial statements and footnotes thereto included in Reeves' annual report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 27, 1995. The condensed consolidated financial statements so presented are, in the opinion of management, inclusive of all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position as of April 2, 1995, and the results of operations and cash flows for the quarters ended April 3, 1994 and April 2, 1995.


NOTE A - INVENTORIES

    Inventories at December 31, 1994 and April 2, 1995, were comprised of the following (in thousands):

                                      December 31,   April 2,
                                          1994         1995
                                      ____________   ________

Raw materials                            $ 7,591     $ 9,209
Work in process                            8,536       9,900
Manufactured and finished goods           19,782      20,590
                                         -------     -------
                                         $35,909     $39,699
                                         =======     =======

    Approximately 31% and 35% of Reeves' inventories at December 31, 1994 and April 2, 1995, are valued using the last-in, first-out ("LIFO") method. Interim LIFO determinations, including those as of April 2, 1995, are based on management's estimates of expected year end inventory levels and costs.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

    On June 13, 1994 and December 13, 1994, the Company entered into Inducement Agreements (the "Inducement Agreements") with Spartanburg County, South Carolina, and Lee County, South Carolina, respectively (the "Counties"), under South Carolina Code Section 4-29-67 (the "Statute"). The Inducement Agreements provide the Company an incentive to make capital investments in the Counties in the form of qualified investments in land, buildings, and/or machinery and equipment by allowing the Company to pay a fee in lieu of ad valorem property taxes. The Company must make capital investments equal to $85 million in the Counties beginning in 1994 and continuing through December 31, 1999. Under the Statute, the investment threshold will be lowered in the event that the Company meets certain job creation levels. Should the Company not invest the specified threshold amounts by December 31, 1999, the Company will pay the difference between the ad valorem taxes that would have been due and the actual fee paid plus interest. Qualified investments, which include assets leased under operating leases, total $22,490,000 and $22,940,000 at December 31, 1994 and April 2,
1995, respectively.

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

    The sole purpose and the economic substance of this transaction is to establish the property tax incentive permitted under the Statute. The Company does not believe an economic transfer of the Assets has occurred. Accordingly, the Company has not recorded the transfer of nominal title to the Assets to the Counties in the Company's financial statements. The net book value at December 31, 1994 and April 2, 1995 of Assets to which nominal title was transferred to the Counties was $12,190,000 and $12,640,000, respectively.


NOTE C - OTHER LONG-TERM ASSETS

     The increase in other long-term assets from December 31, 1994 is primarily due to pre-operating costs related to the new weaving facility in Spartanburg, South Carolina which will weave automotive airbag fabric for the airbag material market. The gross amount of capitalized pre-operating costs at December 31, 1994 and April 2, 1995 was approximately $3,666,000 and $4,701,000, respectively.


NOTE D - LONG-TERM DEBT

     Long-term debt at December 31, 1994 and April 2, 1995, consisted of the following (in thousands):

                                      December 31,   April 2,
                                          1994         1995
                                      ____________   ________

11% Senior Notes due July 15, 2002,
  net of unamortized discount of
  $659 and $637                         $121,841     $121,863
13 3/4% Subordinated Debentures due
  May 1, 2000, net of unamortized
  discount of $63 and $60                 10,937       10,940
Revolving loan payable to bank            13,500
                                        ________     ________
                                        $146,278     $132,803
                                        ========     ========

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

    On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement, as amended, (the "Credit Agreement") with a group of banks which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. On March 27, 1995, the Credit Agreement was amended to increase the Revolving Loan to $42,000,000. The Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (9% at April 2, 1995), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of April 2, 1995, Reeves had available borrowings, net of $1,235,000 of outstanding letters of credit, of $18,865,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

    The Revolving Loan is due April 1, 1996. Reeves is currently engaged in discussions to arrange another revolving loan/letter of credit facility to replace the Credit Agreement.

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

    Refer to Reeves' Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 27, 1995, for a more complete description of the Senior Notes, the Revolving Loan and the 13 3/4% Subordinated Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following table and the discussion which follows presents
Reeves' sales and operating income by segment for the quarters ended April 3, 1994 and April 2, 1995 (in thousands):

                                                  Quarter Ended
                                             ______________________
                                             April 3,      April 2,
                                               1994          1995
                                             ________      ________

Net Sales:
  Industrial Coated Fabrics Group             $37,509       $44,377
  Apparel Textile Group                        35,062        34,848
  Other                                           671           823
                                              _______       _______
    Total Net Sales                           $73,242       $80,048
                                              =======       =======

Operating Income:
  Industrial Coated Fabrics Group             $ 6,896       $ 8,635
  Apparel Textile Group                         2,919         1,469
  Other                                            85            41
  Corporate Expenses                           (2,227)       (3,142)
                                              _______       _______
    Total Operating Income                    $ 7,673       $ 7,003
                                              =======       =======

  Operating Income as a Percent
    of Net Sales                               10.5%          8.7%
                                              =======       =======


                   THREE MONTHS ENDED APRIL 3, 1994 COMPARED WITH
                        THREE MONTHS ENDED APRIL 2, 1995


NET SALES

         Reeves' total net sales increased 9.3% for the first quarter of 1995 compared to the first quarter of 1994. ICF's net sales represented 55.4% of Reeves' total net sales for the first quarter of 1995 compared to 51.2% for the comparable period in 1994. ATG's net sales represented 43.5% of Reeves' total net sales for the first quarter of 1995 compared to 47.9% for the comparable period in 1994.

         ICF's net sales increased 18.3% during the first quarter of 1995 compared to the first quarter of 1994. ICF's net sales increased primarily due to higher unit volume in all product lines.

         ATG's net sales decreased 0.6% during the first quarter of 1995 compared to the first quarter of 1994. The decrease is primarily due to lower unit volume and prices in the Finished Goods Division as a result of the slowing apparel market.


OPERATING INCOME

         Operating income for the first quarter of 1995 was $7.0 million compared to $7.7 million for the first quarter of 1994. As a percentage of net sales, operating income decreased to 8.7% for the first quarter of 1995 compared to 10.5% in the same period of 1994.

         ICF's operating income for the first quarter of 1995 increased 25.2% to $8.6 million compared to $6.9 million for the first quarter of 1994. Increases in operating income were generated by
(i) the higher sales volumes in all product lines, (ii) foreign currency exchange gains resulting from the weakening of the Italian Lira against most other currencies and (iii) lower manufacturing costs in ICF's domestic operations, primarily lower raw material costs and higher overhead absorption as a result of higher production volumes. These increases were offset by higher manufacturing costs at ICF's foreign operations, primarily higher raw material costs due to inflation.

         ATG's operating income for the first quarter of 1995 decreased 49.7% compared to the first quarter of 1994, primarily as a result of (i) decreased sales volume in the Finished Goods
Division, (ii) lower prices in the Finished Goods and Greige Goods Divisions and (iii) an increase in ATG's allowance for doubtful accounts receivable. Lower manufacturing costs at ATG's Greige
Goods Division plants, primarily due to the restructuring implemented in 1993 and prior capital investments, partially offset the decreases in operating income.

         Corporate expenses increased $915 or 41.1% during the first quarter of 1995 compared to the first quarter of 1994. The increase in corporate expenses was primarily due to increased staffing expense necessary to support business development activities and legal costs. These increases were partially offset by lower outside consultant costs. In addition, 1994 corporate expenses were lower as a result of a gain related to the settlement of a pension obligation of a previously discontinued operation.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations during the quarter ended April 2, 1995 was $15,323,000. Cash was used by operations as a result of increases in accounts receivable and inventory and a decrease in accounts payable. Accounts receivable increased primarily due to an overall slowing of customer payments. Inventories increased primarily due to increases in ICF's inventories to meet customer requirements for airbag products and to support higher sales at ICF's foreign operations. The decrease in accounts payable is primarily due to payments for capital expenditures and the timing of payments for greige cotton material at ATG.

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

         On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement, as amended, (the "Credit Agreement") with a group of banks which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving
Loan") and letter of credit facility. On March 27, 1995, the Credit Agreement was amended to increase the Revolving Loan to $42,000,000. The Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2
1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (9% at April 2, 1995), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus
1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of April 2, 1995, Reeves had available borrowings, net of $1,235,000 of outstanding letters of credit, of $18,865,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

         The Revolving Loan is due April 1, 1996. Reeves is currently engaged in discussions to arrange another revolving loan/letter of credit facility to replace the Credit Agreement.

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

         Cash provided by operations is the major internal source of liquidity and is supplemented by the Revolving Loan. In addition, in May 1994, Reeves received a $12,000,000 commitment from an equipment lessor for long-term operating leases of equipment. This commitment was increased to $18,800,000 in August 1994. As of April 2, 1995, approximately $15,150,000 was utilized.

         Management believes its cash flow from operations, available leasing capacity and funds available under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditure and other needs.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)        Exhibits                Description

              10.01          Fifth Amendment, dated as of March
                               27, 1995, to the Credit Agreement

              10.02          Sixth Amendment, dated as of May 8,
                               1995, to the Credit Agreement

              27             Financial Data Schedule


   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended April 2, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REEVES INDUSTRIES, INC.

DATE:  May 16, 1995               By:  \s\ Steven W. Hart
                                      ___________________
                                      Steven W. Hart
                                      Chief Financial
                                        Officer