Form 10-Q
period 1995-07-02
REEVES INDUSTRIES INC /DE/
filed 1995-08-15
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 2, 1995

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


                                                    Yes  x   No

35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on August 15, 1995.


REEVES INDUSTRIES, INC. AND SUBSIDIARY

                                   INDEX

PART I.  FINANCIAL INFORMATION                           PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
           December 31, 1994 and July 2, 1995              3

         Condensed Consolidated Statement of Income
           for the quarters and six months ended
           July 3, 1994 and July 2, 1995                   5

         Condensed Consolidated Statement of Changes
           in Stockholder's Equity for the six months
           ended July 2, 1995                              6

         Condensed Consolidated Statement of Cash
           Flows for the six months ended July 3, 1994
           and July 2, 1995                                7

         Notes to Condensed Consolidated Financial
           Statements                                      8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 18


SIGNATURES                                                18












PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,   July 2,
                                              1994        1995
                                           _________   _________
                ASSETS

Current assets
 Cash and cash equivalents, including
  cash equivalents of $1,550 and $110      $  17,429    $  4,425
 Accounts receivable, less allowance for
   doubtful accounts of $1,232 and $1,847     52,890      55,976
 Inventories (Note A)                         35,909      44,856
 Deferred income taxes                         4,259       3,760
 Other current assets                          4,114       3,580
                                           _________   _________
     Total current assets                    114,601     112,597
Property, plant and equipment, at cost
 less accumulated depreciation (Note B)       70,629      71,972
Unamortized financing costs, less
 accumulated amortization of $1,830
 and $2,156                                    3,293       2,967
Goodwill, less accumulated amortization
 of $10,771 and $11,442                       42,017      41,346
Deferred income taxes                          1,246       1,761
Other assets (Note C)                          5,412       7,172
                                           _________   _________
     Total assets                          $ 237,198   $ 237,815
                                           =========   =========


         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
 Accounts payable                          $  32,109   $  24,631
 Accrued expenses and other
   liabilities                                18,738      19,475
                                           _________   _________
     Total current liabilities                50,847      44,106
Long-term debt (Note D)                      146,278     151,728
Deferred income taxes                          5,637       5,637
Other liabilities                              5,621       5,858
                                           _________   _________
     Total liabilities                       208,383     207,329
                                           _________   _________
Stockholder's equity
 Common stock, $.01 par value, 50,000,000
   shares authorized; 35,021,666 shares
   issued and outstanding                        350         350
 Capital in excess of par value                5,099       5,099
 Retained earnings                            26,908      28,657
 Equity adjustments from translation          (3,542)     (3,620)
                                           _________   _________
                                              28,815      30,486
                                           _________   _________
Commitments and contingencies
                                           _________   _________
     Total liabilities and
      stockholder's equity                 $ 237,198   $ 237,815
                                           =========   =========





See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF INCOME
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                           Quarter Ended       Six Months Ended
                        __________________    __________________
                         July 3,   July 2,     July 3,   July 2,
                          1994      1995        1994      1995
                        ________  ________    ________  ________

Net sales               $ 80,754  $ 76,032    $154,208  $156,080
Cost of sales             63,647    62,352     121,965   126,812
                        ________  ________    ________  ________
Gross profit on sales     17,107    13,680      32,243    29,268

Selling, general and
 administrative expenses   8,529     8,921      15,844    17,506
                        ________  ________    ________  ________
Operating income           8,578     4,759      16,399    11,762

Other income (expense)
 Other income, net           336      (158)        (40)       43
 Interest expense and
  amortization of
  financing costs and
  debt discounts          (4,106)   (4,447)     (8,190)   (8,794)
                        ________  ________    ________  ________
                          (3,770)   (4,605)     (8,230)   (8,751)
                        ________  ________    ________  ________
Income before income
 taxes                     4,808       154       8,169     3,011
Income taxes               1,999       126       3,123     1,262
                        ________  ________    ________  ________
Net income              $  2,809  $     28    $  5,046  $  1,749
                        ========  ========    ========  ========


See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDER'S EQUITY
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)


                               Capital              Equity
               Common Stock   in Excess           Adjustments
              $0.01 Par Value    of     Retained     From
              Shares  Amount  Par Value Earnings  Translation    Total
              ______  ______  _________ ________  ___________  ________

Balance at
 December 31,
 1994         35,022  $  350  $  5,099  $ 26,908    $ (3,542)  $ 28,815

Net income                                 1,749                  1,749

Translation
 adjustments                                             (78)       (78)
              ______  ______  ________  ________    _________  ________
Balance at
 July 2,
 1995         35,022  $  350  $  5,099  $ 28,657    $ (3,620)  $ 30,486
              ======  ======  ========  ========    =========  ========





See notes to condensed consolidated financial statements.




CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                                              Six Months Ended
                                           ______________________
                                             July 3,     July 2,
                                              1994        1995
                                            ________    ________

OPERATING ACTIVITIES
 Net income                                 $  5,046     $ 1,749
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Depreciation and amortization              5,231       5,526
    Changes in operating assets and
     liabilities                              (7,085)    (19,774)
    Translation adjustments                      530         107
                                            ________    ________
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                         3,722     (12,392)
                                            ________    ________

INVESTING ACTIVITIES
  Purchases of property, plant
   and equipment                             (12,448)     (5,971)
                                            ________    ________
NET CASH USED BY INVESTING ACTIVITIES        (12,448)     (5,971)
                                            ________    ________

FINANCING ACTIVITIES
  Net borrowings on revolving loan             4,940       5,400
                                            ________    ________
NET CASH PROVIDED BY FINANCING ACTIVITIES      4,940       5,400
                                            ________    ________
EFFECT OF EXCHANGE RATE CHANGES ON CASH          (36)        (41)
                                            ________    ________
DECREASE IN CASH AND CASH EQUIVALENTS         (3,822)    (13,004)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    12,015      17,429
                                            ________    ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  8,193    $  4,425
                                            ========    ========



See notes to condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REEVES INDUSTRIES, INC. AND SUBSIDIARY

JULY 2, 1995

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

    The accompanying unaudited condensed consolidated financial statements of Reeves have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For such information, refer to the consolidated financial statements and footnotes thereto included in Reeves' annual report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 27, 1995. The condensed consolidated financial statements so presented are, in the opinion of management, inclusive of all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position as of July 2, 1995, and the results of operations and cash flows for the quarters and six months ended July 3, 1994 and July 2, 1995.

    Certain prior-year amounts have been reclassified to conform to the current-year presentation.



NOTE A - INVENTORIES

    Inventories at December 31, 1994 and July 2, 1995, were comprised of the following (in thousands):

                                      December 31,    July 2,
                                          1994         1995
                                       ___________   ________

Raw materials                           $  7,591     $  9,436
Work in process                            8,536       10,529
Manufactured and finished goods           19,782       24,891
                                        ________     ________
                                        $ 35,909     $ 44,856
                                        ========     ========

    Approximately 31% and 28% of Reeves' inventories at December
31, 1994 and July 2, 1995, respectively, are valued using the last-in, first-out ("LIFO") method. Interim LIFO determinations, including those as of July 2, 1995, are based on management's estimates of expected year end inventory levels and costs.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

    During 1994 Reeves entered into Inducement Agreements (the "Inducement Agreements") with Spartanburg County, South Carolina, and Lee County, South Carolina, respectively (the "Counties"). The Inducement Agreements provide Reeves an incentive to make capital investments in the Counties in the form of qualified investments in land, buildings, and/or machinery and equipment by allowing Reeves to pay a fee in lieu of ad valorem property taxes. Qualified investments, which include owned assets and assets leased under operating leases, totaled $22.5 million and $25.9 million at December 31, 1994 and July 2, 1995, respectively. The net book value at December 31, 1994 and July 2, 1995 of owned assets to which nominal title was transferred to the Counties was $12.2 million and $12.2 million, respectively.


NOTE C - LONG-TERM OTHER ASSETS

     The increase in long-term other assets from December 31, 1994 is due primarily to pre-operating costs related to the new weaving facility in Spartanburg, South Carolina which will weave automotive airbag fabric for the airbag material market. The gross amount of capitalized pre-operating costs at December 31, 1994 and July 2, 1995 was approximately $3.7 million and $5.5 million, respectively.


NOTE D - LONG-TERM DEBT

     Long-term debt at December 31, 1994 and July 2, 1995, consisted of the following (in thousands):

                                      December 31,     July 2,
                                          1994          1995
                                      ___________     _________

11% Senior Notes due July 15, 2002,
 net of unamortized discount of
 $659 and $615                         $ 121,841      $ 121,885
13 3/4% Subordinated Debentures due
 May 1, 2000, net of unamortized
 discount of $63 and $57                  10,937         10,943
Revolving loan payable to banks           13,500         18,900
                                       _________      _________

                                       $ 146,278      $ 151,728
                                       =========      =========

    On August 6, 1992, Reeves and Reeves Brothers entered into a credit agreement, as amended, (the "Credit Agreement") with a group of banks which provided Reeves and Reeves Brothers with an aggregate $35 million revolving line of credit (the "Revolving Loan") and letter of credit facility. On March 27, 1995, the Credit Agreement was amended to increase the Revolving Loan to $42 million. As of July 2, 1995, Reeves and Reeves Brothers had available borrowings, net of $1.2 million of outstanding letters of credit, of $21.9 million under the Revolving Loan.

    On July 14, 1995, the Credit Agreement was amended and restated (the "Amended Credit Agreement") to increase the Revolving Loan to $60 million and extend its term until July 13, 2000. The Revolving Loan under the Amended Credit Agreement bears interest at rates determined in a manner similar to that under the Credit Agreement. The Revolving Loan is secured by Reeves Brothers' domestic accounts receivable and inventories. The Amended Credit Agreement contains certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, (i) limitations on liens, guarantee obligations, sale of assets, dividends and investments, loans and advances, (ii) maintenance of net worth and (iii) compliance with certain financial tests and limitations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following table and discussion present Reeves' sales and operating income by segment for the quarters and six months ended
July 3, 1994 and July 2, 1995 (in thousands):


                             Quarter Ended           Six Months Ended
                           __________________       __________________
                            July 3,   July 2,        July 3,   July 2,
                             1994      1995           1994      1995
                           ________  ________       ________  ________

Net Sales:
 Industrial Coated
  Fabrics Group            $ 40,524  $ 46,112       $ 78,243  $ 90,622
 Apparel Textile Group       39,536    29,150         74,600    63,998
 Other                          694       770          1,365     1,460
                           ________  ________       ________  ________

   Total Net Sales         $ 80,754  $ 76,032       $154,208  $156,080
                           ========  ========       ========  ========

Operating Income:
 Industrial Coated
  Fabrics Group            $  7,849  $  8,766       $ 14,688  $ 17,177
 Apparel Textile Group        3,836    (1,498)         6,776       (29)
 Other                          101        34            185        75
 Corporate Expenses          (3,208)   (2,543)        (5,250)   (5,461)
                           ________  ________       ________  ________
   Total Operating
    Income                 $  8,578  $  4,759       $ 16,399  $ 11,762
                           ========  ========       ========  ========

 Operating Income as a
  Percent of Net Sales        10.6%      6.3%          10.6%      7.5%
                           ========  ========       ========  ========



               THREE MONTHS ENDED JULY 3, 1994 COMPARED WITH
                      THREE MONTHS ENDED JULY 2, 1995


NET SALES

         Reeves' total net sales decreased 5.8% for the second quarter of 1995 compared to the second quarter of 1994. ICF's net sales represented 60.6% of Reeves' total net sales for the second quarter of 1995 compared to 50.2% for the comparable period in 1994. ATG's net sales represented 38.3% of Reeves' total net sales for the second quarter of 1995 compared to 49.0% for the comparable period in 1994. Other net sales represented 1.1% of Reeves' total net sales for the second quarter of 1995 compared to 0.8% for the comparable period in 1994.

         ICF's net sales increased 13.8% during the second quarter of 1995 compared to the second quarter of 1994. ICF's net sales increased primarily due to (i) higher unit volume, partially offset by lower prices, in the specialty coated fabrics product line and
(ii) higher volumes and prices in the industrial coverings and offset blankets product lines.

         ATG's net sales decreased 26.3% during the second quarter of 1995 compared to the second quarter of 1994 primarily due to lower unit volume and lower prices in the finished goods and greige goods divisions. This decrease is due to a weak U.S. retail apparel market.

OPERATING INCOME

         Operating income for the second quarter of 1995 was $4.8 million compared to $8.6 million for the second quarter of 1994.
As a percentage of net sales, operating income decreased to 6.3% of net sales for the second quarter of 1995 compared to 10.6% for the same period of 1994.

         ICF's operating income for the second quarter of 1995 increased by 11.7% as compared to the second quarter of 1994.
ICF's operating income increased primarily as a result of (i) higher unit volume, partially offset by lower prices, in the specialty coated fabrics product line, (ii) higher unit volumes and prices in the industrial coverings and offset blankets product lines, (iii) cost reductions from investments in more technologically advanced equipment, and (iv) foreign currency exchange gains. These increases were partially offset by (i) lower overhead absorption in ICF's domestic operations as a result of lower production volume in the offset blankets and coated automotive airbag material product lines and (ii) higher raw material and labor costs in ICF's foreign operations.

         ATG's operating income for the second quarter of 1995 decreased by 139.1% as compared to the second quarter of 1994, primarily due to the weak U.S. retail apparel market. The decrease is primarily due to (i) lower unit volume and lower sales prices,
(ii) higher manufacturing costs due to higher raw material costs,
(iii) lower overhead absorption as a result of lower production volumes and (iv) an increase in ATG's allowance for doubtful accounts due to the weaker market. Reeves has undertaken certain restructuring actions, including the reduction of weaving operations at one facility, to reduce the impact of the weak U.S. retail apparel market on ATG's results.

         Corporate expenses decreased 20.7% during the second quarter of 1995 compared to the second quarter of 1994. The decrease is primarily attributable to lower management incentive and outside consultant expenses. These decreases were partially offset by higher other corporate expenses.



               SIX MONTHS ENDED JULY 3, 1994 COMPARED WITH
                      SIX MONTHS ENDED JULY 2, 1995


NET SALES

         Reeves' total net sales increased 1.2% for the first six months of 1995 compared to the first six months of 1994. ICF's net sales represented 58.1% of Reeves' total net sales for the first six months of 1995 compared to 50.7% for the comparable period in 1994. ATG's net sales represented 41.0% of Reeves' total net sales for the first six months of 1995 compared to 48.4% for the comparable period in 1994. Other net sales represented 0.9% of Reeves' total net sales for the first six months of 1995 compared to 0.9% for the comparable period in 1994.

         ICF's net sales increased 15.8% during the first six months of 1995 compared to the first six months of 1994. ICF's net sales increased primarily due to higher unit volume in all product lines and higher prices in the offset blankets product line. These increases were partially offset by lower prices in the coated fabrics product line.

         ATG's net sales decreased 14.2% during the first six months of 1995 compared to the first six months of 1994 primarily due to(i) lower unit volume in the finished goods division and (ii) lower prices in the finished goods and greige goods divisions. The decrease is primarily due to the weak U.S. retail apparel market.

OPERATING INCOME

         Operating income for the first six months of 1995 was $11.8 million compared to $16.4 million for the first six months of 1994. As a percentage of net sales, operating income decreased to 7.5% of net sales for the first six months of 1995 compared to 10.6% for the same period of 1994.

         ICF's operating income for the first six months of 1995 increased by 16.9% as compared to the first six months of 1994. ICF's operating income increased primarily as a result of (i) higher unit volume in the specialty coated fabrics and coated automotive airbag material product lines, (ii) higher volumes and prices in the industrial coverings and offset blankets product lines, (iii) cost reductions from investments in more technologically advanced equipment and (iv) foreign currency exchange gains. These increases were partially offset by (i) lower prices in the specialty coated fabrics and coated automotive airbag material product lines, (ii) lower overhead absorption in ICF's domestic operations as a result of lower production volume in the coated automotive airbag material product lines and (iii) higher raw material and labor costs in ICF's foreign operations.

         ATG's operating income for the first six months of 1995 decreased by 100.4% as compared to the first six months of 1994, primarily due to the weak U.S. retail apparel market. The decrease is primarily due to (i) lower unit sales volume and lower sales prices, (ii) higher manufacturing costs due to higher raw material costs, (iii) lower overhead absorption as a result of lower production volumes and (iv) an increase in ATG's allowance for doubtful accounts due to the weaker market. Reeves has undertaken certain restructuring actions, including the reduction of weaving operations at one facility to reduce the impact of the weak U.S. retail apparel market on ATG's results.

         Corporate expenses increased 4.0% during the first six months of 1995 compared to the first six months of 1994. The increase is primarily due to increased staffing expense necessary to support business development activities and other corporate expenses. In addition, 1994 corporate expenses were lower as a result of a gain related to the settlement of a pension obligation of a previously discontinued operation.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations during the six months ended July 2, 1995 was approximately $12.4 million. Cash was used by operations as a result of increases in accounts receivable, inventory and other assets and a decrease in accounts payable. Accounts receivable increased primarily due to an overall slowing of customer payments. Inventories increased primarily due to increases (i) in ICF's inventories to meet customer requirements for airbag products, (ii) to support higher sales at ICF's foreign operations and (iii) in ATG's inventories due to purchase commitments related to greige goods. The decrease in accounts payable is primarily due to payments for capital expenditures and the timing of payments for greige cotton material at ATG.

         In June 1992, Reeves completed a public offering of $122.5 million of 11% Senior Notes due 2002 (the "Senior Notes"). Proceeds of the offering were used to redeem all of Reeves' then outstanding 12 1/2% Senior Notes and 13% Senior Subordinated Debentures and to pay and terminate the revolving loan outstanding under a prior loan agreement.

         Reeves is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6.0 million on May 1, 1999 and $5.0 million on May 1, 2000.

         On August 6, 1992, Reeves and Reeves Brothers entered into a credit agreement, as amended, (the "Credit Agreement") with a group of banks which provided Reeves and Reeves Brothers with an aggregate $35 million revolving line of credit (the "Revolving
Loan") and letter of credit facility. On March 27, 1995, the Credit Agreement was amended to increase the Revolving Loan to $42 million. As of July 2, 1995, Reeves and Reeves Brothers had available borrowings, net of $1.2 million of outstanding letters of credit, of $21.9 million under the Revolving Loan.

         The 11% Senior Notes and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, mergers or acquisitions, investments and transactions with affiliates.

         On July 14, 1995, the Credit Agreement was amended and restated (the "Amended Credit Agreement") to increase the Revolving Loan to $60 million and extend its term until July 13, 2000. The Revolving Loan under the Amended Credit Agreement bears interest at rates determined in a manner similar to that under the Credit Agreement. The Revolving Loan is secured by Reeves Brothers' domestic accounts receivable and inventories. The Amended Credit Agreement contains certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, (i) limitations on liens, guarantee obligations, sale of assets, dividends and investments, loans and advances, (ii) maintenance of net worth and (iii) compliance with certain financial tests and limitations.

         In May 1994, Reeves received a $12.0 million commitment from an equipment lessor for long-term operating leases of equipment. This commitment was increased to $18.8 million in August 1994. As of July 2, 1995, the availability under this commitment has been utilized. On August 9, 1995, Reeves received a commitment of $8.0 million from an equipment lessor for long-term operating leases of equipment. Reeves believes that a substantial portion of this commitment will be utilized in 1995.

         Reeves believes that its cash flow from operations, available leasing capacity and funds available under the Amended Credit
Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures and other needs.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits            Description

         10.01         Amended and Restated Credit Agreement
                         dated as of July 14, 1995


         27            Financial Data Schedule



   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ended July 2, 1995.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REEVES INDUSTRIES, INC.

DATE:  August 15, 1995            By:  \s\ Steven W. Hart
                                      ___________________
                                      Steven W. Hart
                                      Executive Vice President
                                      Chief Financial Officer