Form 10-Q
period 1995-10-01
REEVES INDUSTRIES INC /DE/
filed 1995-11-14
CIK 799274

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 1, 1995

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


                                                    Yes  x   No

35,021,666 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on November 14, 1995.


REEVES INDUSTRIES, INC. AND SUBSIDIARY

                                   INDEX

PART I.  FINANCIAL INFORMATION                           PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
           December 31, 1994 and October 1, 1995           3

         Condensed Consolidated Statement of Operations
           for the quarters and nine months ended
           October 2, 1994 and October 1, 1995             5

         Condensed Consolidated Statement of Changes
           in Stockholder's Equity for the nine months
           ended October 1, 1995                           6

         Condensed Consolidated Statement of Cash
           Flows for the nine months ended
           October 2, 1994 and October 1, 1995             7

         Notes to Condensed Consolidated Financial
           Statements                                      8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 15


SIGNATURES                                                15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  October 1,
                                              1994        1995
                                           ___________   ________
                ASSETS

Current assets
 Cash and cash equivalents, including
  cash equivalents of $1,550 and $0         $ 17,429    $  4,204
 Accounts receivable, less allowance for
  doubtful accounts of $1,232 and $742        52,890      50,810
 Inventories (Note A)                         35,909      44,594
 Deferred income taxes                         4,259       3,759
 Other current assets                          4,114       4,269
                                            --------    --------
     Total current assets                    114,601     107,636

Property, plant and equipment, at cost
 less accumulated depreciation (Note B)       70,629      69,233
Unamortized financing costs, less
 accumulated amortization of $1,830
 and $2,298                                    3,293       3,450
Goodwill, less accumulated amortization
 of $10,771 and $11,777                       42,017      41,011
Deferred income taxes                          1,246       1,900
Other assets (Note C)                          5,412       8,203
                                            --------    --------
     Total assets                           $237,198    $231,433
                                            ========    ========




CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands, except share data)

                                          December 31,  October 1,
                                              1994        1995
                                           ___________  _________

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
 Accounts payable                           $ 32,109    $ 23,099
 Accrued expenses and other
   liabilities                                18,738      18,152
                                            --------    --------
     Total current liabilities                50,847      41,251
Long-term debt (Note D)                      146,278     151,253
Deferred income taxes                          5,637       5,777
Other liabilities                              5,621       4,572
                                            --------    --------
     Total liabilities                       208,383     202,853
                                            --------    --------
Stockholder's equity
 Common stock, $.01 par value, 50,000,000
   shares authorized; 35,021,666 shares
   issued and outstanding                        350         350
 Capital in excess of par value                5,099       5,099
 Retained earnings                            26,908      26,222
 Equity adjustments from translation          (3,542)     (3,091)
                                            --------    --------
                                              28,815      28,580
                                            --------    --------
Commitments and contingencies
                                            --------    --------
     Total liabilities and
      stockholder's equity                  $237,198    $231,433
                                            ========    ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                           Quarter Ended       Nine Months Ended
                        __________________    __________________
                        Oct. 2,    Oct. 1,     Oct. 2,   Oct. 1,
                          1994      1995        1994      1995
                        --------  --------    --------  --------

Net sales               $ 73,778  $ 62,250    $227,986  $218,330
Cost of sales             60,214    53,440     182,179   180,252
                        --------  --------    --------  --------
Gross profit on sales     13,564     8,810      45,807    38,078

Selling, general and
 administrative expenses   6,504     6,587      22,348    24,093
                        --------  --------    --------  --------
Operating income           7,060     2,223      23,459    13,985

Other income (expense)
 Other income
   (expense), net             98      (153)         58      (110)
 Interest expense and
   amortization of
   financing costs and
   debt discounts         (4,114)   (4,619)    (12,304)  (13,413)
                        --------  --------    --------  --------
                          (4,016)   (4,772)    (12,246)  (13,523)
                        --------  --------    --------  --------
Income (loss) before
 income taxes              3,044    (2,549)     11,213       462
Income taxes               1,373      (114)      4,496     1,148
                        --------  --------    --------  --------
Net income (loss)       $  1,671  $ (2,435)   $  6,717  $   (686)
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

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDER'S EQUITY
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)


                               Capital              Equity
               Common Stock   in Excess           Adjustments
              $0.01 Par Value    of     Retained     From
              Shares  Amount  Par Value Earnings  Translation  Total
              ______  ______  _________ ________  ___________ ________

Balance at
 December 31,
 1994         35,022  $  350   $ 5,099  $ 26,908   $ (3,542)  $ 28,815

Net loss                                    (686)                 (686)

Translation
 adjustments                                            451        451
              ------  ------   -------  --------   --------   --------
Balance at
 October 1,
 1995         35,022  $  350   $ 5,099  $ 26,222   $ (3,091)  $ 28,580
              ======  ======   =======  ========   ========   ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
REEVES INDUSTRIES, INC. AND SUBSIDIARY
(in thousands)

                                              Nine Months Ended
                                            _____________________
                                             Oct. 2,     Oct. 1,
                                              1994        1995
                                            _________   _________

OPERATING ACTIVITIES
 Net income (loss)                          $  6,717    $   (686)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Depreciation and amortization              7,743       8,283
    Changes in operating assets and
     liabilities                              (9,501)    (20,132)
    Translation adjustments                      230         354
                                            --------    --------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                         5,189     (12,181)
                                            --------    --------

INVESTING ACTIVITIES
  Sales of property, plant
    and equipment                                          4,571
  Purchases of property, plant
   and equipment                             (23,077)     (9,872)
                                            --------    --------
NET CASH USED BY INVESTING ACTIVITIES        (23,077)     (5,301)
                                            --------    --------

FINANCING ACTIVITIES
  Net borrowings on revolving loan            14,480       4,900
  Debt issuance costs                                       (625)
                                            --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES     14,480       4,275
                                            --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          432         (18)
                                            --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS         (2,976)    (13,225)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    12,015      17,429
                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  9,039    $  4,204
                                            ========    ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REEVES INDUSTRIES, INC. AND SUBSIDIARY

OCTOBER 1, 1995

GENERAL

  Reeves Industries, Inc., incorporated in Delaware in 1982 ("Reeves"), a wholly-owned subsidiary of Hart Holding Company Incorporated ("Hart Holding"), is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc.("Reeves Brothers"). Reeves Brothers is a diversified industrial company with operations in two principal business segments, industrial coated fabrics, conducted through its Industrial Coated Fabrics Group ("ICF"), and apparel textiles, conducted through its Apparel Textile Group ("ATG").

  The accompanying unaudited condensed consolidated financial statements of Reeves have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For such information, refer to the consolidated financial statements and footnotes thereto included in Reeves' annual report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 27, 1995. The condensed consolidated financial statements so presented are, in the opinion of management, inclusive of all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position as of October 1, 1995, and the results of operations and cash flows for the quarters and nine months ended October 2, 1994 and October 1, 1995.

  Certain prior-year amounts have been reclassified to conform to the current-year presentation.


NOTE A - INVENTORIES

  Inventories at December 31, 1994 and October 1, 1995, were comprised of the following (in thousands):

                                      December 31,  October 1,
                                          1994         1995
                                      ____________  _________

Raw materials                           $  7,591    $  9,468
Work in process                            8,536      12,984
Manufactured and finished goods           19,782      22,142
                                        --------    --------
                                        $ 35,909    $ 44,594
                                        ========    ========

  Approximately 31% and 28% of Reeves' inventories at December 31, 1994 and October 1, 1995, respectively, are valued using the last-in, first-out ("LIFO") method. Interim LIFO determinations, including those as of October 1, 1995, are based on management's estimates of expected year end inventory levels and costs.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

  During 1994 Reeves Brothers entered into Inducement Agreements (the "Inducement Agreements") with Spartanburg County, South Carolina, and Lee County, South Carolina, respectively (the "Counties"). The Inducement Agreements provide Reeves Brothers an incentive to make capital investments in the Counties in the form of qualified investments in land, buildings, and/or machinery and equipment by allowing Reeves Brothers to pay a fee in lieu of ad valorem property taxes. Qualified investments, which include owned assets and assets leased under operating leases, totaled $22.5 million and $27.7 million at December 31, 1994 and October 1, 1995, respectively. The net book value at December 31, 1994 and October 2, 1995 of owned assets to which nominal title was transferred to the Counties was $12.2 million and $16.0 million, respectively.


NOTE C - LONG-TERM OTHER ASSETS

  The increase in long-term other assets from December 31, 1994 is due primarily to pre-operating costs related to the new weaving facility in Spartanburg, South Carolina which will weave automotive airbag fabric for the airbag material market. Capitalized pre-operating costs at December 31, 1994 and October 1, 1995 was approximately $3.7 million and $6.1 million, respectively. Accumulated amortization amounted to zero and approximately $91,000 at December 31, 1994 and October 1, 1995, respectively.


NOTE D - LONG-TERM DEBT

  Long-term debt at December 31, 1994 and October 1, 1995, consisted of the following (in thousands):

                                      December 31,  October 1,
                                          1994         1995
                                       ___________  _________

11% Senior Notes due July 15, 2002,
 net of unamortized discount of
 $659 and $593                           $121,841    $121,907
13 3/4% Subordinated Debentures due
 May 1, 2000, net of unamortized
 discount of $63 and $54                   10,937      10,946
Revolving loan payable to banks            13,500      18,400
                                         ________    ________

                                         $146,278    $151,253
                                         ========    ========

  On July 14, 1995, the Credit Agreement originally dated August
5, 1992, which provided Reeves and Reeves Brothers with a revolving line of credit (the "Revolving Loan") and letter of credit facility, was amended and restated (the "Amended Credit Agreement") to increase the Revolving Loan to $60 million and extend its term until July 13, 2000.

  The Revolving Loan is subject to a Borrowing Base of eligible accounts receivable and inventory. As of October 1, 1995, the unused portion of the Revolving Loan totaled approximatley $40.6 million. Reeves and Reeves Brothers had available borrowings at October 1, 1995, net of $1.0 million of outstanding letters of credit, of approximately $19.4 million under the Revolving Loan. The Revolving Loan under the Amended Credit Agreement bears interest at rates determined in a manner similar to that under the Credit Agreement. The Revolving Loan is secured by Reeves Brothers' domestic accounts receivable and inventories. The Amended Credit Agreement contains certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, (i) limitations on liens, guarantee obligations, sale of assets, dividends and investments, loans and advances, (ii) maintenance of net worth and (iii) compliance with certain financial tests and limitations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following table and discussion present Reeves' sales and operating income by segment for the quarters and nine months ended October 2, 1994 and October 1, 1995 (in thousands):


                            Quarter Ended            Nine Months Ended
                         ___________________         __________________
                         Oct. 2,     Oct. 1,         Oct. 2,    Oct. 1,
                          1994        1995            1994       1995
                         ________   ________         ________  ________

Net Sales:
 Industrial Coated
  Fabrics Group          $ 36,730   $ 37,959         $114,973  $128,581
 Apparel Textile Group     36,408     23,565          111,008    87,563
 Other                        640        726            2,005     2,186
                         ________   ________         ________  ________

   Total Net Sales       $ 73,778   $ 62,250         $227,986  $218,330
                         ========   ========         ========  ========


Operating Income:
  Industrial Coated
   Fabrics Group         $  6,902   $  6,909         $ 21,755  $ 24,086
  Apparel Textile Group     2,650     (3,111)           9,561    (3,140)
  Other                       (13)         9              172        84
  Corporate Expenses       (2,479)    (1,584)          (8,029)   (7,045)
                         ________   ________         ________  ________
   Total Operating
    Income               $  7,060   $  2,223         $ 23,459  $ 13,985
                         ========   ========         ========  ========

  Operating Income as a
   Percent of Net Sales      9.6%       3.6%            10.3%      6.4%
                           ======     ======           ======    ======


                THREE MONTHS ENDED OCTOBER 2, 1994 COMPARED WITH
                       THREE MONTHS ENDED OCTOBER 1, 1995


NET SALES

    Reeves' total net sales decreased 15.6% for the third quarter of 1995 compared to the third quarter of 1994. ICF's net sales represented 61.0% of Reeves' total net sales for the third quarter of 1995 compared to 49.8% for the comparable period in 1994. ATG's net sales represented 37.9% of Reeves' total net sales for the third quarter of 1995 compared to 49.3% for the comparable period in 1994. Other net sales represented 1.1% of Reeves' total net sales for the third quarter of 1995 compared to 0.9% for the comparable period in 1994.

    ICF's net sales increased 3.3% during the third quarter of 1995 compared to the third quarter of 1994.

    ATG's net sales decreased 35.3% during the third quarter of 1995 compared to the third quarter of 1994 due to a weak U.S. retail apparel market.


OPERATING INCOME

    Operating income for the third quarter of 1995 was $2.2 million compared to $7.1 million for the third quarter of 1994. As a percentage of net sales, operating income decreased to 3.6% of net sales for the third quarter of 1995 compared to 9.6% for the same period of 1994.

    ICF's operating income for the third quarter of 1995 increased by 0.1% as compared to the third quarter of 1994.

    ATG's operating income for the third quarter of 1995 decreased by 217.4% as compared to the third quarter of 1994 due to the weak U.S. retail apparel market.

    Corporate expenses decreased 36.1% during the third quarter of 1995 compared to the third quarter of 1994.


            NINE MONTHS ENDED OCTOBER 2, 1994 COMPARED WITH
                    NINE MONTHS ENDED OCTOBER 1, 1995

NET SALES

    Reeves' total net sales decreased 4.2% for the first nine months of 1995 compared to the first nine months of 1994. ICF's net sales represented 58.9% of Reeves' total net sales for the first nine months of 1995 compared to 50.4% for the comparable period in 1994. ATG's net sales represented 40.1% of Reeves' total net sales for the first nine months of 1995 compared to 48.7% for the comparable period in 1994. Other net sales represented 1.0% of Reeves' total net sales for the first nine months of 1995 compared to 0.9% for the comparable period in 1994.

    ICF's net sales increased 11.8% during the first nine months of 1995 compared to the first nine months of 1994.

    ATG's net sales decreased 21.1% during the first nine months of 1995 compared to the first nine months of 1994 due to the weak U.S. retail apparel market.


OPERATING INCOME

    Operating income for the first nine months of 1995 was $14.0 million compared to $23.5 million for the first nine months of 1994. As a percentage of net sales, operating income decreased to 6.4% of net sales for the first nine months of 1995 compared to 10.3% for the same period of 1994.

    ICF's operating income for the first nine months of 1995 increased by 10.7% as compared to the first nine months of 1994.
The increase is primarily due to the higher sales volumes.

    ATG's operating income for the first nine months of 1995 decreased by 132.8% as compared to the third quarter of 1994 due to the weak U.S. retail apparel market.

    Corporate expenses decreased 12.3% during the first nine months of 1995 compared to the first nine months of 1994.


LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operations during the nine months ended October 1, 1995 was approximately $12.8 million.

    Reeves is required to make sinking fund payments related to the 13 3/4% Subordinated Debentures of $6.0 million on May 1, 1999 and $5.0 million on May 1, 2000. The 11% Senior Notes are due 2002.

    On July 14, 1995, the Credit Agreement originally dated August 5, 1992, which provided Reeves and Reeves Brothers with a revolving line of credit (the "Revolving Loan") and letter of credit facility, was amended and restated (the "Amended Credit Agreement") to increase the Revolving Loan to $60 million and extend its term until July 13, 2000. The Revolving Loan is subject to a Borrowing Base of eligible accounts receivable and inventory. As of October 1, 1995, the unused portion of the Revolving Loan totaled approximately $40.6 million. Reeves and Reeves Brothers had available borrowings at October 1, 1995, net of $1.0 million of outstanding letters of credit, of approximately $19.4 million under the Revolving Loan.

    Reeves has received commitments from equipment lessors for long-term operating leases of equipment. As of October 1, 1995, commitments received in 1994 and 1995 totaled approximately $33.5 million. As of October 1, 1995, $25.6 million of the availability under these commitments has been utilized. An additional $5.5 million is expected to be utilized before December 31, 1995.

    Reeves believes that its cash flow from operations, available leasing capacity and funds available under the Amended Credit
Agreement will be sufficient to meet anticipated requirements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibit            Description

         3.01    Restated Certificate of Incorporation of Reeves
                 Brothers, Inc.

         10.01   Amendment to Employment Agreement dated July 1,
                 1991, between Reeves Brothers, Inc. and Anthony
                 L. Cartagine

         10.02   Amendment to Employment Agreement dated November
                 1, 1991, between Reeves Brothers, Inc. and Vito
                 W. Lenoci

         27      Financial Data Schedule


   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ended October 1, 1995.




SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REEVES INDUSTRIES, INC.

DATE:  November 14, 1995          By: /s/ Steven W. Hart
                                      ___________________
                                      Steven W. Hart
                                      Executive Vice President
                                      Chief Financial Officer